Form 10-K
period 2023-12-31
Binah Capital Group, Inc.
filed 2024-04-16
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41991

Binah Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-3276689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 State Street, Albany, NY	12207
(Address of principal executive offices)	(Zip Code)

(212) 404-7002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BCG	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per shar	BCGWW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of March 28, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $74,642,376 (based on the closing price of the registrant’s common stock on that date as reported on the Nasdaq Stock Market LLC). The registrant has elected to use March 28, 2024 as the calculation date because on the last business day of the registrant’s second fiscal quarter, there was no public market for the registrant’s common equity.

On April 1, 2024, there were 16,447,342 shares of common stock, $0.0001 par value per share (“common stock”), issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (the “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These forward-looking statements are based on Binah Capital Group, Inc.’s (the “Company”) management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The following factors among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•our ability to comply with supervisory and regulatory compliance obligations;

•the risk we may be held liable for misconduct by their advisors;

•poor performance of our investment products and services;

•our ability to effectively maintain and enhance our brand and reputation;

•our ability to expand and retain our customer base;

•our future capital requirements and sources and uses of cash;

•our ability to attract and retain key personnel;

•our ability to protect the proprietary information of customers and networks against security breaches and protect and enforce intellectual property rights;

•our reliance on third parties;

•the risk that an increase in government regulation of the industries and markets in which we operate could negatively impact our business;

•the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, devaluation and significant political or civil disturbances in international markets;

•the risk that claims, lawsuits and other proceedings that have been, or may be, instituted against Wentworth Management Services LLC or Kingswood Acquisition Corp. could adversely affect our business;

•the risk that the market price of our securities may decline;

•the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition and the ability of the Company to grow its business and manage growth profitably;

•costs related to the business combination;

•changes in applicable Laws or regulations; and

•the risk that we may be adversely affected by other economic, business, and/or competitive factors.

ii

While forward-looking statements reflect the Company’s good faith belief, they are not guarantees of future performance. For a further discussion of these and other factors that could cause the Company’s future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Item 1A. Risk Factors” in this Annual Report. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company (or to third parties making the forward-looking statements).

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties, some of which are beyond the Company’s control, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Annual Report in the section titled “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, forward-looking statements in this Annual Report should not be relied upon as representing the Company’s views as of any subsequent date, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

The Company

Binah Capital Group, Inc. is a Delaware corporation with its corporate headquarters located at 80 State Street, Albany, NY 12207,  telephone number (212) 404-7002, Internet website address www.wentworthms.com. Our Internet website and content contained therein or connected thereto are not intended to incorporate into this Annual Report. References to “Binah,” the “Company,” “we,” “our” and “us” and similar terms mean Binah Capital Group, Inc. and its subsidiaries following the completion of the Business Combination (as defined below), unless the context otherwise requires.

The Business Combination

On March 15, 2024 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated July 7, 2022 (as amended, the “Business Combination Agreement” and the consummation of such contemplated transactions, the “Closing”), by and among Kingswood Acquisition Corp, a Delaware corporation (“KWAC”), the Company, Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”). Pursuant to the Business Combination Agreement, on the Closing Date, Kingswood Merger Sub merged with and into KWAC (the “Kingswood Merger”), with KWAC surviving the Kingswood Merger as a wholly-owned subsidiary of the Company (the “Kingswood Surviving Company”). Simultaneously with the Kingswood Merger, Wentworth Merger Sub merged with and into Wentworth (the “Wentworth Merger”), with Wentworth surviving the Wentworth Merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). Following the Wentworth Merger, Kingswood Surviving Company acquired, and the Company contributed to Kingswood Surviving Company all of the common units of the Surviving Company directly held by the Company after the Wentworth Merger (the “Holdings Contribution”), such that, following the Holdings Contribution, Surviving Company became a wholly-owned subsidiary of the Kingswood Surviving Company (the Kingswood Merger and the Wentworth Merger, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

Business Overview

The Company is a leading consolidator of retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1900 registered individuals working within the financial services industries.

The Company focuses on three critical areas comprised of the hybrid, independent and W2 business models to allow affiliated advisors to choose the operating model that works best for them and run their practices on their own terms. The Company’s platform adds to its flexibility by providing a variety of custody and clearing firm options to accommodate the unique business needs of advisors.

The Company believes it will be a natural destination for financial advisors and assets in motion by strategically positioning itself as the hybrid broker-dealer of choice, with top clearing and custodial relationships and strategic partnerships. With a track record of building a platform capable of significant scale along with strategic initiatives to drive its growth via access to public capital, Binah’s features include:

●	A national wealth management platform supporting more than 1,900 individuals working within the financial services industries
●	Tech-enabled capabilities that allows for seamless integration and provides advisors with end-to-end services enhancing efficiency
●	Open architecture that offers access to an array of solutions for advisors and their clients via expanded product offerings and shared services

●	A highly attractive financial model that is expected to experience organic growth, highly recurring revenues and expanding margins

Each of our independent advisory and brokerage firms provides full support services to its financial advisors, including access to stock, bond, exchange-traded fund (“ETF”) and options execution; products such as insurance, mutual funds, alternative investments such as non-traded real estate investment trusts, unit trusts and fixed and variable annuities; and research, compliance, supervision, accounting and related services.

Our independent advisory and brokerage firms offer various accounts, some of which are managed by our financial advisors, and others that are managed by third parties. The advisor managed accounts offer various account structures, including fee-based and “wrap fee” accounts. For financial advisors who prefer not to act as portfolio managers, third-party management options are available. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs and risk profile. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund and ETF model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Corporate Structure

Founded in March 2016 as a limited liability company under the Delaware Limited Liability Company Act, Wentworth, through four wholly-owned registered broker dealer subsidiaries and their affiliated entities, provides investment management services to clients via three advisor business models:

Hybrid Business Model: The Purshe Kaplan Sterling Entities

PKS Holdings, LLC (“PKSH”) is headquartered in Albany, New York with branch offices throughout the United States of America, more than 1700 registered individuals working within the financial services industries, and includes the following entities (the “PKSH Entities”):

●	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is an independent broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
●	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an independent investment advisory firm, registered with the SEC, which provides advisory services to clients.
●	PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
●	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated Wentworth entities.

PKSI operates under a Hybrid Business Model, which allows our independent registered representatives to maintain registration with our broker-dealer in order to continue to offer commission-based products alongside their registration to an outside registered investment advisor to provide fee-based asset management services. The flexibility of the Hybrid Business Model allows investment advisors to keep their fee-based asset management advisory business while executing their more traditional commission-based business through our broker-dealer.

PKSI is one of the leaders in the Hybrid Business Model with over 500 different registered investment advisors that have advisors registered with PKSI. We are currently expanding the PKSI model into both World Equity Group and Cabot Lodge Securities to offer greater custody and clearing options to our advisors. Pursuant to the Hybrid Business Model, an independent financial advisor becomes affiliated with one of our independent brokerage firms. The independent financial advisor generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). A significant percentage of a branch’s commission-based revenues from securities brokerage transactions conducted through our brokerage firms accrue to the independent financial advisor. Because an independent financial advisor’s fee-based asset management advisory business is outside of our corporate registered investment advisor, they run and manage all aspects of their own registered investment advisor and collect all fees related to those services. This compares with a payout rate of approximately 30% to 50% to financial advisors working in a traditional wirehouse brokerage setting where the brokerage firm bears substantially all of the sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies.

The Hybrid Business Model permits our independent brokerage firm subsidiaries to expand their revenue base and retail distribution network of investment products and services without either the capital expenditures that would be required to open company-owned offices, or the additional administrative and other costs of hiring financial advisors as in-house employees.

An independent financial advisor must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. These independent financial advisors have the ability to structure their own practices and to focus in different areas of the investment business, subject to supervisory procedures as well as compliance with all applicable regulatory requirements.

Independent Business Model: the Cabot Lodge Entities and the World Equity Group

Cabot Lodge Securities LLC (“CLS”) maintains offices in New York, New York with branch offices throughout the United States of America, more than 100 registered advisors. and includes the following entities (the “Cabot Entities”):

●	CLS, a Delaware limited liability company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
●	CL Wealth Management LLC (“CLWM”), a Virginia limited liability company in the, is an investment advisory firm, registered with the SEC and provides advisory services to clients.
●	Wentworth Financial Partners LLC (“WFP”) (f/k/a CL General Agency), a Delaware limited liability company, is an insurance entity providing financial services to clients.

World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

The Cabot Entities and WEG operate primarily an Independent Business Model, which allows our independent broker-dealers to affiliate with our brokerage firms as independent contractors to offer commission-based products as well as fee-based asset management services to their client through our Registered Investment Advisors (“RIAs”). Pursuant to the Independent Business Model, an independent broker-dealer becomes affiliated with one of our independent brokerage firms as an independent contractor. The independent broker-dealer generally establishes his or her own office and is solely responsible for the payment of most of the expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). A large percentage of a branch’s commission-based revenues from securities brokerage transactions conducted through our brokerage firms accrue to the independent broker-dealer, and a large percentage of the fee-based revenue for asset management services provided by our corporate RIAs accrue to the independent broker-dealer.

W2 Business Model

In addition to the Hybrid Business Model, the PKSH Entities operate under a W2 Business Model, which allows our independent broker-dealers to affiliate with our brokerage firms as employees to offer commission-based products through our brokerage firms as well as fee-based asset management services through our RIAs. Pursuant to the W2 Business Model, the independent broker-dealer joins one of our established branch offices and Wentworth is responsible for the payment of substantially all of the expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The independent broker-dealer is a commission based on a smaller percentage of a branch’s commission-based revenues from securities brokerage transactions conducted through our brokerage firms, and the fee-based revenue for asset management services provided by our corporate RIAs.

Competition

The wealth management industry is highly competitive. We compete for opportunities and the professionals in our network compete for clients, advisers and other personnel, with public and privately held investment advisers, traditional brokerage firms and wirehouses, firms associated with securities broker-dealers, financial institutions, private equity firms, asset managers and insurance companies, many of whom have greater resources than we do.

Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis. Moreover, there is substantial commission discounting by full-service brokerage firms competing for institutional and retail brokerage business.

A growing number of brokerage firms offer online trading and web-based financial services, usually with lower levels of service, which has further intensified the competition for retail brokerage customers. Our brokerage firm subsidiaries currently do not offer any online trading services to their customers, although they offer online account access so their customers can review their account balances and activity.

Competition also is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our financial advisors, our level of service, the products and services we offer and our expertise in certain areas.

To grow our business and compete effectively we must be able to maintain our existing community and attract additional opportunities. Traditionally, we have competed on the basis of:

●	increasing revenue through enhanced advisor recruitment efforts, expanded product offerings, strategic scale opportunities (M&A)
●	expanding margins through new product offerings on existing platforms, shared services, and improved operational efficiencies across our broker dealer network
●	increasing organizational scale via lift-out acquisitions, consolidation of other firms onto our existing platform, expanded partner networks and improved brand recognition
●	building out our tech stack and scaling through additional technology products

Competitive Advantage

Our organizational structure differentiates us from our competitors. Our network enables highly qualified professionals to run their businesses efficiently and effectively through end-to-end resources and support, including:

●	Clearing capabilities through major clearing and custodial firms
●	Ability to maintain their identity and enhance their brand
●	Flexibility to choose independent or corporate registered investment advisors
●	Knowledge and services sharing across the community
●	Seamless integration
●	Enterprise relationships

Growth Strategy

As advisors and assets under management continue to migrate from traditional wirehouse brokerage and commission-based platforms to hybrid and independent models, we believe we are well-positioned to expand our existing network and to grow through acquisitions.

Growth of Existing Network

We seek to enhance the competitive position of the professionals in our network by connecting our members with the intellectual expertise, resources and value-added services of our network. The Company intends to grow by supporting its members’ growth through tactical, operational and strategic initiatives, as well as through the members’ own acquisitions.

Pipeline Acquisitions

We continue to scale as firms consolidate into the Wentworth network and we add advisors via lift-out pipeline acquisitions. We leverage management’s existing relationships and experience to continue to identify and integrate partner and promote the Wentworth brand to the market.

Regulatory Environment

Most of the organizations and professionals in our network are subject to extensive regulation. Our broker-dealer subsidiaries are subject to regulation by the SEC and by FINRA. RIAs are subject to regulation by the SEC under the Advisers Act and by the U.S. Department of Labor (the “DOL”) under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Several organizations may also be subject to regulation by state regulators for insurance and other aspects of their activities.

Registered investment advisors are subject to numerous obligations, including fiduciary duties, compliance and disclosure obligations, recordkeeping requirements and operational requirements. Certain of our organizations sponsor unregistered and registered funds in the United States. These activities subject those firms to additional regulatory requirements in those jurisdictions. In addition, many state securities commissions impose filing requirements on investment advisers that operate or have places of business in their states. Similarly, many states require certain client facing employees of RIAs and FINRA-registered broker-dealers to become state licensed.

Broker-dealers and their personnel are regulated, to a large extent, by the SEC and self-regulatory organizations, principally FINRA. In addition, state regulators have supervisory authority over broker-dealer activities conducted in their states. Broker-dealers are subject to regulations which cover virtually all aspects of their business, including sales practices, trading practices, use and safekeeping of clients’ funds and securities, recordkeeping and the conduct of directors, officers, employees and representatives. Broker-dealers are also subject to net capital rules that mandate that they maintain certain levels of capital.

Certain organizations have licensed insurance affiliates. State insurance laws grant state insurance regulators broad administrative powers. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, and trade practices such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents.

Our organizations are also subject to regulation by the DOL under ERISA and related regulations with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and subject to regulation by the Internal Revenue Service (“IRS”) with respect to individual retirement accounts (“IRAs”) pursuant to comparable provisions within the Internal Revenue Code (“IRC”). Among other requirements, ERISA and the IRC imposes duties on persons who are fiduciaries under ERISA and the IRC, respectively, and prohibit certain transactions involving related parties.

Additionally, we and our organizations are subject to various state, federal data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number, which has resulted in greater compliance risk and cost for us. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability.

Human Capital

As of December 31, 2023, the Company’s workforce was comprised of approximately 130 employees and substantially all employees are salaried. A significant portion of our workforce is comprised of compliance, operations, finance and other administrative personnel. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are positive.

We are committed to building a diverse and inclusive workforce where ideas and innovation can flourish and where individuals from every community feel a true sense of belonging. We are committed to this through how we hire, develop and recognize our talent. Our employees are a significant asset, and we aim to create an environment that is equitable, inclusive and representative in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current and future business goals. We value agility, passion and teamwork, and are building a diverse environment where our employees can thrive and one that inspires exceptional contributions and professional and personal development to achieve our goal of being a natural destination for financial advisors and assets in motion as the hybrid broker-dealer of choice.

Material Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC. We routinely post important information on our website, www.gettyimages.com. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 may also be obtained by stockholders without charge upon written request to: Binah Capital Group Inc., 80 State Street, Albany, NY 12207, ATTN: Investor Relations.

ITEM 1A. RISK FACTORS

Risk Factor Summary

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Such risks include, but are not limited to:

Risks Related to Our Business and Industry

Several risks are inherent in the independent broker-dealer business model.

Compared to wirehouses and other employee models, our advisors are not typically our direct employees. We generally offer advisors wider choice in operating their businesses with regard to product offerings, outside business activities, office technology and supervisory models. Our approach may make it more challenging for us to comply with our supervisory and regulatory compliance obligations, particularly in light of our de-centralized operations and the complexity of certain advisor business models.

Misconduct and errors by our advisors could be difficult for us to detect and could result in violations of law by us, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent or detect misconduct and errors by our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are typically not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities. We also cannot assure that misconduct or errors by our employees or advisors will not lead to a material adverse effect on our business, or that our errors and omissions insurance will be sufficient to cover such misconduct or errors.

Misconduct by our advisors, who operate in a decentralized environment, is difficult to detect and deter and could harm our business, reputation, results of operations or financial condition.

Even though our advisors are typically not our direct employees, we may be held liable for their misconduct that results in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct could include:

●	recommending transactions that are not suitable for the client or in the client’s best interests;
●	engaging in fraudulent or otherwise improper activity;
●	binding us to transactions that exceed authorized limits;
●	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;
●	improperly using or disclosing confidential information;
●	failure, whether negligent or intentional, to effect securities transactions on behalf of clients;
●	failure to perform reasonable diligence on a security, product or strategy;
●	failure to supervise a financial advisor;
●	failure to provide insurance carriers with complete and accurate information;
●	engaging in unauthorized or excessive trading to the detriment of clients;

●	engaging in improper transactions with clients; or
●	otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Also, our failure to properly investigate new and existing advisors may subject us to additional risks and liabilities.

Poor performance of the investment products and services recommended or sold to our clients or competitive pressures on pricing of such products and services may have a material adverse effect on our business.

Our advisors’ clients control their assets maintained with us. These clients can terminate their relationships, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance, competitive pricing and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. Competitive pricing, including from robo-advisors and higher deposit rates on cash deposits, could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

Maintaining and enhancing our Wentworth brand and reputation is critical to our growth, and if we are unable to maintain and enhance our brand, our business, results of operations and financial condition could be adversely affected.

Several competitors have brands that are well recognized. As a relatively new entrant into the digital market, we spend considerable capital to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining, and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Our subsidiaries are broker-dealers registered with the SEC and members of FINRA, and therefore are subject to extensive regulation and scrutiny.

Certain of our subsidiaries facilitate transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds through a third-party clearing and carrying brokers. Our subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and are members of FINRA. Therefore, our subsidiaries are subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

The SEC, FINRA, and state securities regulators have the authority to bring administrative or judicial proceedings against broker-dealers, whether arising out of examinations or otherwise, for violations of state and federal securities laws. Administrative sanctions can include cease-and-desist orders, censure, fines, and disgorgement and may even result in the suspension or expulsion of the firm from the securities industry. Similar sanctions may be imposed upon officers, directors, representatives, and employees.

Our subsidiaries have adopted, and regularly review and update, various policies, controls, and procedures designed for compliance with their regulatory obligations. However, appropriately addressing our subsidiaries regulatory obligations is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Our subsidiaries also rely on various third parties to provide services, including managing and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or our subsidiaries.

In the event of any regulatory action or scrutiny, we or our subsidiaries could also be required to make changes to our business practices or compliance programs. In addition, any perceived or actual breach of compliance by our subsidiaries with respect to applicable laws, rules, and regulations could have a significant impact on our reputation, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk, including litigation against us, and potential liability.

Our subsidiaries are subject to net capital and other regulatory capital requirements; failure to comply with these rules could harm our business.

Our subsidiaries are subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of their assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, our subsidiaries have relatively low net capital requirements, because they do not hold customer funds or securities, but instead facilitate the transmission and delivery of those funds. However, a change in the net capital rules, a change in how our subsidiaries handle or hold customer assets, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, our subsidiaries are subject to such net capital requirements, we may be required to inject additional capital into our subsidiaries from time to time and as such, we may have liability and/or our larger business may be affected by any of these outcomes.

It is possible that FINRA will require changes to our business practices based on the ownership of our subsidiaries, which could impose additional costs or disrupt our business.

In certain cases, FINRA has required unregistered affiliates of broker-dealers to comply with additional regulatory requirements, including, among others, handling all securities or other financial transactions through the affiliated broker-dealer or conforming all marketing and advertising materials to the requirements applicable to broker-dealers. We do not currently believe that these types of requirements apply to any aspect of our business other than the securities transactions facilitated through our subsidiaries. It is possible that, in the future, FINRA could require us to comply with additional regulations in the conduct of other activities (i.e., beyond the securities transactions made through our subsidiaries). If that were to occur, it could require significant changes to our business practices. These and other changes would impose significantly greater costs on us and disrupt existing practices in ways that could negatively affect our overarching business and profitability.

We rely on clearing brokers and the termination of our clearing agreements could disrupt our business.

Each of our four broker-dealer subsidiaries depends on the operational capacity and ability of its clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of our broker-dealer subsidiaries is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find alternative clearing arrangements and could have an impact on our business.

We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our subsidiaries to recruit and retain their respective independent financial advisors.

Our business may be harmed by global events beyond our control, including overall slowdowns in securities trading.

Like other brokerage and financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in volume of securities and futures transactions, changes in the markets in which such transactions occur and changes in how such transactions are processed. A weakness in securities markets, such as a slowdown causing reduction in trading volume in U.S. or foreign securities and derivatives, has historically resulted in reduced transaction revenues and would have a material adverse effect on our business, financial condition, and results of operations.

Our business, operations, and financial position may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our markets we operate.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect the business and operations. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this “Risk Factors” section, such as those related to the market for our securities.

We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, as well as market disruptions and other developments.

Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through earnings. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to those of Common Stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, maintain minimum amounts of capital and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

We rely on the experience and expertise of our senior management team, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of our senior management team, highly specialized experts, and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Our founder, executive officers, key technical personnel, and other employees could terminate his or her relationship with us at any time. The loss of our founder or any other member of our senior management team or key personnel may significantly delay or prevent the achievement of our strategic business objectives and could harm our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

Legal, Regulatory or Compliance Risks

Legislative, judicial, or regulatory changes to the classification of independent contractors could increase our operating expenses.

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Most of our advisors are classified as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of these firms’ financial advisors. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

We collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customers’ privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

Use of our technology involves the storage and transmission of information, including personal information, in relation to our staff, contractors, business partners and current, past, or potential customers. Security breaches, including by hackers or insiders, could expose confidential information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation, and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Any of these incidents could result in an investigation by a competent regulator, resulting in a fine or penalty, or an order to implement specific compliance measures. It could also trigger claims by affected third parties. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information.

Any or all of the issues above could adversely affect our ability to attract new customers or retain existing customers, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, results of operations and financial condition.

There are numerous existing and proposed federal, state, and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer, and the protection of personal information and other data. The scope of these existing and proposed laws are changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent between countries and jurisdictions or conflict with other rules. These laws include the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides civil penalties for violations, as well as a private right of action and statutory damages for data breaches that are expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws, and the risk of litigation and regulatory enforcement actions.

Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection of customer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business, and operating results.

Regulators may limit our ability to expand or implement and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.

Our future success depends on our ability to continue to expand and implement our proprietary product. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations and financial condition.

Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. We continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to general commercial and corporate litigation. We are not currently involved in any material litigation with our customers, consumers, or affinity partners. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.

We may be subject to certain industry regulations, including the Truth-in-Lending Act.

Our business may require compliance with certain regulatory regimes, including some applicable to consumer lending. In particular, the laws which our business may be subject to directly or indirectly include the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions. Non-compliance with the Truth-in-Lending Act or other laws and regulations could result in fines, sanctions, or other adverse consequences.

Changes in applicable tax laws, regulations or administrative interpretations thereof may materially adversely affect our financial condition, results of operations and cash flows.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Internal Revenue Code (“Code”), including, among many other things, a reduction to the federal corporate income tax rate, a limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on the use of net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, relaxed certain of the limitations imposed by the TCJA for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the TCJA and the CARES Act for future years is difficult to quantify, but these changes could materially adversely affect holders of our common stock. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023. Other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations, and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to the Company and its diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations, and treaties, resulting in additional tax liability or adjustment to its income tax provision that could increase its effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other parties or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.

We have begun to implement an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws; however, our employees, contractors, and agents, and companies to which we outsource some of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal, or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Risks Relating to Cybersecurity and Technology

Security incidents or real or perceived errors, failures or bugs in our systems or our website could impair our operations, result in loss of personal customer information, damage our reputation, and brand, and harm our business and operating results.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website may contain material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or online app shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or stop using our website entirely. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our website is not safe to use.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

We may be unable to prevent or address the misappropriation of our data.

From time to time, third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or online apps may misappropriate data and attempt to imitate our brand or the functionality of our website. If we become aware of such websites or online apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or online apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or online apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or online apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or online apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Risks Related to Being a Public Company

The market price and trading volume of our common stock and warrants may be highly volatile and could decline significantly.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock and warrants in spite of our operating performance. We cannot assure you that the market price of our common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including any of the risks presented under this section entitled “Item 1A. Risk Factors” or presented elsewhere in this proxy statement/prospectus, and, among others, the following:

●	our operating and financial performance, quarterly or annual earnings relative to similar companies;

●	publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	the public’s reaction to our press-releases, other public announcements and filings with the SEC;
●	announcements by us or our competitors of acquisitions, business plans or commercial relationships;
●	any major change in the Company Board or senior management;
●	sales of our common stock by us, our directors, executive officers, principal shareholders;
●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
●	short sales, hedging and other derivative transactions in our common stock;
●	exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;
●	our creditworthiness, financial condition, performance and prospects;
●	our dividend policy and whether dividends on our common stock have been, and are likely to be, declared and paid from time to time;
●	perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	regulatory or legal developments;
●	changes in general market, economic, and political conditions, such as inflationary pressures, rising interest rates, potential recession, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism;
●	conditions or trends in our industry, geographies or customers;
●	changes in accounting standards, policies, guidance, interpretations, or principles; and
●	threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about the Company or its business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts-initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

As a public company, we will become subject to additional laws, regulations, and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.

As a company with publicly traded securities, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial, and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming, or costly and increase demand on our personnel, systems, and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff, and provide additional management oversight. Furthermore, as a result of disclosure of information in this proxy statement/ prospectus and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the Company’s common stock, fines, sanctions, other regulatory actions, and civil litigation, any of which could negatively affect the price of the Company’s common stock.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware, or the federal district courts within the State of Delaware if the Court of Chancery does not have jurisdiction, will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

Our Amended and Restated Certificated of Incorporation (the “Charter”) provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), (4) any action to interpret, apply, enforce or determine the validity of our Charter or bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, unless the Company consents in writing to the selection of an alternate forum, the federal courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The Company’s Charter will not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action.

Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Charter and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

A significant portion of our total outstanding shares of our common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

At Closing, the Company entered into Lock-Up Agreements with certain holders, pursuant to, and on the terms and conditions of which, subject to certain exceptions, such holders shall not transfer or make any announcement of any intention to affect a transfer of any of the equity interests of securities of the Company beneficially owned by the holder during the applicable lock-up period.

Following the applicable expiration of the lock-up period, the holders subject to Lock-Up Agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements for the sale of shares of our common stock by the parties to the registration rights agreement are available for use, the sale or possibility of sale of these shares of our common stock, could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself.

Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and attract new customers;
●	the continued development and upgrading of our technology platform;
●	the timing and success of new product, service, feature, and content introductions by us or our competitors or any other change in the competitive landscape of our market;
●	pricing pressure as a result of competition or otherwise;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	the diversification and growth of our revenue sources;
●	our ability to maintain gross margins and operating margins;
●	system failures or breaches of security or privacy;
●	adverse litigation judgments, settlements, or other litigation-related costs, including content costs for past use;
●	changes in the legislative or regulatory environment, including with respect to insurance and consumer product regulations;
●	changes in our effective tax rate;
●	changes in accounting standards, policies, guidance, interpretations, or principles; and
●	changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of Company common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes- Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal control is necessary for us to provide reliable, timely financial reports and prevent fraud.

Our testing of our internal controls, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that we would be required to remediate in a timely manner to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our shares of common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make the Company common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and
●	be exempt from any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or be required to deliver a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).

We currently intend to take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company for up to five years following the effectiveness of the registration statement of which this proxy statement/prospectus forms a part, though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible debt securities held by non-affiliates. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board and qualified executive officers.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries. For more information about potential limits on our ability to receive dividends from our broker-dealer subsidiaries, see ”We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business” above.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to the Company’s common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on the common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The forecasts of market growth and other projections included in this proxy statement/prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this proxy statement/prospectus relating to the expected growth in the direct to consumer vehicle and consumer product protection plan market, including estimates based on our own internal survey data, as well as any corresponding projections related to our potential performance, may prove to be inaccurate. Even if the markets experience the forecasted growth described in this proxy statement/prospectus, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert managements and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

We may amend the terms of the warrants in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.

Our warrants were issued in registered form under a warrant agreement, which provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, and that all other modifications or amendments will require the vote or written consent of the holders of at least 50% of the then outstanding warrants, and, solely with respect to any amendment to the terms of the private placement warrants, a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or common stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Company public warrant.

Your unexpired Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sale price of our common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of our common stock issuable upon the exercise of the warrants is effective and a current prospectus relating to those common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We maintain written policies and procedures that outline the Company’s comprehensive information security program (CISP). The Chief Information Security Officer (CISO) has the responsibility for implementation and maintenance of the CISP. In addition to SEC and FINRA regulatory requirements, we leverage established security frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, as guides to continually improve our policies and procedures. In addition, our employees are required to complete a cybersecurity training program each year, which is supplemented with additional awareness efforts, including phishing campaigns and informational notifications.

We employ a variety of security tools and components to monitor, identify and block cybersecurity threats. In the event of a cybersecurity incident, the Company has an incident response team (IRT) whose role is to respond quickly and effectively. The IRT utilizes an incident response plan for the implementation of the [its] incident response capabilities that provides (i) a definition of “reportable incidents/events”, and (ii) “metrics” for evaluating the IRT’s response capabilities and effectiveness. The checklist is periodically reviewed by the IT Department for lessons learned from both mock and actual incidents, and to assure compliance with most current industry best practices and latest regulatory developments. The incident response plan includes processes through which cybersecurity incidents are escalated to the Company’s executive officers. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises at least annually. These exercises are conducted by internal personnel.

Cybersecurity Committee

The mission of the Cyber Security Committee is to be responsible for the cultivation of a corporate culture that recognizes risk awareness and the development of the Company’s cyber security solutions, utilizing thought leadership, technology and systems, and development of applicable policies and procedures. Through its cyber security policy and procedures, the Committee will ensure effective collaboration and coordination between affected departments and staff in identifying and responding to both privacy and cyber security risks and events. The Committee will oversee the development and implementation of an enterprise-wide strategic framework related to the identification and prevention of cyber security threats as an integral part of the Firm’s risk management process, otherwise known as CISP. The Firm’s cyber security framework is intended to be “evolutionary”, requiring (i) periodic reviews, and (ii) testing of systems, that result in changes to Company policy and procedures, as cyber security issues and developments require. The Committee shall be composed of specified members of senior management, department heads and staff, who have been selected based upon their backgrounds and experience involving IT, Risk Management, Operations, Compliance, and Legal. The Committee shall have the discretion to engage and utilize the services of independent vendors, computer service providers (eSP’s) and consultants having expertise in the area of cyber security and IT. The Committee shall determine its meeting agendas and frequency of meetings which shall be reported through minutes prepared by the designated secretary.

Engagement of Third Parties

We engage third-party subject matter experts and consultants to conduct evaluations of our security controls, including, but not limited to, penetration testing, auditing of our CISP or consulting on our response to cyber security threats and breaches. Results of these evaluations are used to help determine priorities and initiatives to improve the overall CISP. As necessary, we also engage third-party experts and consultants to assist with the incident response process to augment our internal security operation center team.

The Company will conduct initial and ongoing due diligence of each current or prospective third-party service provider to evaluate whether the third-party service provider will have access, maintain, or store any client private information. Vendor cybersecurity controls are then assessed to determine if the vendor’s control environment meets the Company’s standards. Vendors are also assessed on a periodic ongoing basis according to their risk classification.

We have not identified any cybersecurity incidents that individually, or in the aggregate, have materially affected or are reasonably likely to materially affect the Company. Regardless, we recognize cybersecurity threats are ongoing and evolving, and there can be no guarantee that we will not be subject to a cybersecurity incident that has a material effect on our business.

ITEM 2. PROPERTIES

We maintain our executive offices at 80 State Street, Albany, NY 12207.

ITEM 3. LEGAL PROCEEDINGS

We may be party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock and warrants to purchase our common stock are traded on the Nasdaq Global Market and the Nasdaq Capital Market under the trading symbols “BCG” and “BCGWW”, respectively.

(b) Holders

As of April 1, 2024, there were 29 shareholders of record of our common stock and 11 holders of record of our warrants to purchase our common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities;

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2024.

(g) Use of Proceeds from Registered Offerings

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also refer to the section under heading “Special Note Regarding Forward-Looking Statements.”

The information for the years ended December 31, 2023 and 2022 are derived from Wentworth Management Services LLC’s audited consolidated financial statements and the notes thereto included elsewhere in this report.

Any reference to Binah Capital Group, Inc. refers to Binah Capital Group, Inc. and our consolidated subsidiaries on a forward-looking basis or as the context requires, to the historical results of Wentworth Management Services LLC. Any reference to “Wentworth Management Services LLC” refers to the entities comprising the Binah Capital Group, Inc. business prior to the consummation of the Business Combination.

Business Overview

The Company is a leading consolidator of retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1900 registered individuals working within the financial services industries.

The Company focuses on three critical areas comprised of the hybrid, independent and W2 business models to allow affiliated advisors to choose the operating model that works best for them and run their practices on their own terms. The Company’s platform adds to its flexibility by providing a variety of custody and clearing firm options to accommodate the unique business needs of advisors.

Our Sources of Revenue

Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors.

Executive Summary

Financial Highlights

Results for the year ended December 31, 2023 included net income of approximately $571,000 and total revenue of approximately $168.0 million, which compares to net income and total revenue of $910,331 and approximately $178.0 million, respectively, for the year ended December 31, 2022.

Asset Trends

Total advisory and brokerage assets served were $23.9 billion at December 31, 2023, compared to $22.2 billion at December 31, 2022. Total net new assets were $(3.6) billion for the year ended December 31, 2023, compared to $1.6 billion for the same period in 2022.

Net new advisory assets were $(531) million for the year ended December 31, 2023, compared to $98 million in 2022. Advisory assets were $2.1 billion at December 31, 2023, which is consistent from the $2.1 billion at December 31, 2022.

Net new brokerage assets were $(3.1) billion for the year ended December 31, 2023, compared to $1.5 billion in 2022. Brokerage assets were $21.8 billion at December 31, 2023, up 8% from $20.1 billion at December 31, 2022.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $31.8 million for the year ended December 31, 2023, a decrease of 4% from $33.2 million for the year ended December 31, 2022. See the ”Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

Key Performance Metrics and Non-GAAP Financial Measures

We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics of Gross Profit and EBITDA are “non-GAAP financial measures.” Our management periodically uses certain “non-GAAP financial measures,” as such term is defined under the rules of the SEC, to supplement our financial information presented in accordance with U.S. GAAP and to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that the non-GAAP financial measures of Gross Profit and EBITDA provide investors and analysts useful insight into our financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

Gross profit is defined as total revenue less commissions paid to financial advisors and registered representatives and other fees that generate the revenue. We consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before other costs that are general and administrative in nature.

EBITDA is a non-GAAP financial measure defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP.

A reconciliation of our non-GAAP financial measures to their most directly comparable GAAP financial measures appears below in the footnotes to the table of our key operating, business and financial metrics.

Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metric (dollars in billions)	2023	2022
Advisory and Brokerage Assets
Brokerage assets	$21.8	$20.1
Advisory assets	2.1	2.1
Total Advisory and Brokerage Assets	$23.9	$22.2

Net New Assets
Net new brokerage assets	$(3.1)	$1.5
Net new advisory assets	(0.5)	0.1
Total Net New Assets	$(3.6)	$1.6

Financial Metrics (dollars in millions)
Total revenue	$168.0	$178.8
Net income	$0.6	$0.9
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$31.8	$33.2
EBITDA(2)	$6.8	$6.3

(1)	Gross profit is a non-GAAP financial measure defined as total revenue less commissions paid to financial advisors and registered representatives and other fees that generate the revenue. We consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before other costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	As of and for the Years Ended December 31,
Gross Profit	2023	2022
Total revenue	$168.0	$178.8
Commission and fees	136.2	145.7
Gross Profit	$31.8	$33.2

(2)	EBITDA is a non-GAAP financial measure defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA for the periods presented (in millions):

	As of and for the Years Ended December 31,
EBITDA Reconciliation	2023	2022
Net income	$0.6	$0.9
Interest expense	5.1	3.3
(Benefit) Provision for income taxes	(0.1)	0.6
Depreciation and amortization	1.2	1.5
EBITDA	$6.8	$6.3

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew 2.5% in 2023, and at an annualized pace of 3.3% in the fourth quarter of 2023 after growing at an annualized pace of 4.9% in the third quarter of 2023. Although inflation, rising interest rates and volatile global markets were all headwinds the U.S. economy added roughly 494,000 jobs in the fourth quarter of 2023, while the unemployment rate averaged 3.7% in the fourth quarter of 2023, up slightly from the average in the prior quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter of 2023, Fed policymakers maintained the target range for the federal funds rate to 5.25% to 5.50%.

Please consult the Factors Affecting Our Financial Condition and Results of Operations, including those described in the section of this proxy statement/prospectus titled “Risk Factors.”

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currently, we conduct business through one operating segment. The consolidated financial statements have been prepared assuming that we will continue as a going concern. See Note 1 in the accompanying consolidated financial statements for further details.

Results of Operations

The following presents an analysis of our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2023	2022	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	138,191	149,297	(7.4)%
Advisory Fees	21,668	23,107	(6.2)%
Total Revenue from Contracts with Customers	159,859	172,404
Interest and other income	8,096	6,446	(25.6)%
Total revenues	167,955	178,850	(6.1)%

	For the years ended December 31,
Expenses:	2023	2022
Commissions and fees	136,169	145,651	(6.5)%
Employee compensation and benefits	13,385	14,227	(5.9)%
Rent and occupancy	1,189	950	25.2%
Professional fees	4,709	6,077	(22.5)%
Technology fees	2,457	1,892	29.9%
Interest	5,119	3,318	54.3%
Depreciation and amortization	1,216	1,523	(20.1)%
Other	3,225	3,721	(13.5)%

Total expenses	167,469	177,359	(5.6)%

Income before provision for income taxes	486	1,491	(66.9)%

(Benefit) Provision for income taxes	(85)	580	(15.8)%

Net income	$571	$911	(99.4)%

Revenues

Wentworth’s primary source of revenue is from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors. We also generate interest income in accordance with our agreements with our clearing partners. In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.

Commissions

Commission revenues represent sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products.

The Company generates two types of commission revenues: sales-based commissions that are recognized at the point of sale on the trade date and trailing commissions that are recognized over time as earned. Sales-based commission revenues vary by investment product and are recognized on the trade date or the transaction date, which represents the completion of the Company’s performance obligation because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer at a point in time. The rates at which commissions are charged to the customers range from 1% to 7% based on the investment product. Trailing commission revenues which are preliminarily related to the sales of mutual funds and variable annuities held by clients of the Company’s advisors are generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and are recognized over the time the client owns the investment or holds the contract and is generally based on a fixed rate applied, generally twenty-five to fifty basis points (25-50 bps) of the current market value of the clients’ holdings. Trailing commissions are generally received monthly or quarterly. The ongoing revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control including market volatility and the client’s investment hold period and the Company does not believe that it can overcome such constraints until the market value of the fund and the investor activities are known. The revenues will not be recognized until it is probable that a significant reversal will not occur.

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 — Revenues From Contracts with Customers within the notes to the audited consolidated financial statements for the years ended December 31, 2023, and 2022 for further details regarding our commission revenue by product category.

The following table sets forth the components of our commission revenue for years December 31, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2022	2022	$ Change	% Change
Sales-based	$74,525	$83,988	(9,463)	(11.3)%
Trailing	85,334	88,416	(3,082)	(3.5)%
Total commission revenue	$159,859	$172,404	(12,545)	(7.3)%

Sales based revenue decreased by approximately $9.5 million or 11% year ended December 31, 2023 as compared to 2022. Trailing based revenue decreased by approximately $3.1 million of 3% for the year ended December 31, 2023 as compared to 2022. The decrease in sales based revenue for the year ended December 31, 2023 as compared to 2022 is attributable to a decrease in the generation of transactional based products. The decrease in the trailing based revenues is primarily due to volatility driven declines in trail eligible assets.

Commission revenue is generated from brokerage assets. The following tables summarizes the brokerage assets for the years ended December 31, 2023 and 2022 (in billions):

	Years Ended
	December 31,
	2023	2022
Brokerage Assets	21.8	20.1

Included in the brokerage assets above are trail-eligible assets as follows:

	Years Ended
	December 31,
	2023	2022
Trail-Eligible Assets	14.8	13.9

The following table summarizes activity impacting brokerage assets for the years ended:

	Years Ended
	December 31,
	2023	2022
Balance – Beginning of period	20.1	23.1
Net new brokerage assets(1)	(3.1)	1.5
Market impact(2)	4.8	(4.5)
Balance – End of period	21.8	20.1

(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

Advisory Fees

Advisory fees represent fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice, brokerage and execution services on transactions, and performs administrative services for these accounts. These fees are recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory fees generated from the Company’s corporate advisory platform are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts.

Advisory fees decreased by approximately 2% for the year ended December 31, 2023 as compared to December 31, 2022, due to a net outflow of advisory assets.

The following tables summarizes the advisory assets for the years ended December 31, 2023 and 2022 (in millions):

	December 31,
	2023	2022
Advisory Assets	2,087	2,129

The following table summarizes activity impacting advisory assets for the years ended:

	Years Ended
	December 31,
	2023	2022
Balance – Beginning of period	2,129	2,518
Net new advisory assets(1)	(531)	98
Market impact(2)	489	(487)
Balance – End of period	2,087	2,129

(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

Interest and other income

Interest income includes amounts earned on balances held at the Company’s clearing brokers related to cash balances and margin balances. The Company’s clearing agreements include provisions that provide for a sharing of the interest income earned on such balances with the clearing brokers. The rate varies based on the clearing broker.

Other income primarily includes amounts earned by the Company related to marketing and incentives earned from the sales of certain investment products by the financial advisors  to its clients, primarily alternative investments, as well as sponsorship income.

The growth in interest and other income for the year ended December 31, 2023, compared to 2022 is primarily related to an increase in interest rates and an increase in marketing revenue from alternative investments, and an increase in sponsorship revenue.

Operating Expenses

Commissions and Fees

Commissions and fees primarily consist of commissions paid to the financial advisors, technology costs associated with the platform for which the financial advisors operate their business, insurance costs and regulatory costs. Certain of the technology, insurance and regulatory costs are passed through to the financial advisors and any excess costs are included as fees within commissions and fees. The commissions and fees paid to the financial advisors are based on the advisory and commission revenue earned on each client’s account. The payout amount is production based, which is the gross revenue produced by the financial advisor, and varies based on the level of such production ranging from 50% to 95% of the revenue generated. The production levels begin at gross revenue of $15,000 up to $4,000,000 and up, and the payout rate starts at 50% and increases to a top payout rate of 94% for annual production of $4,000,000 and up.

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the years ended December 31,
	2023	2022	Change
Payout range	77.96%	75.48%	2.49%

For the year ended December 31, 2023, the payout rate increased as compared to 2022 as a result of the addition of a team of financial advisors whose payout percentages range from 90-94%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the year ended December 31, 2023 decreased by $0.8 million which is directly related to the decrease in headcount of approximately 6%.

Rent and occupancy

Rent and occupancy increased by $0.2 million for the year ended December 31, 2023 compared to 2022 relating to  a new lease agreement entered into by World Equity Group, Inc.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the year ended December 31, 2023 as compared to 2022 decreased by $1.4 million, respectively, which is related to decrease in tax and audit costs related to the preparation and audit of the financial statements required to be included in the initial proxy and registration statements filed with the SEC.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by $0.6 million for the year ended December 31, 2023 as compared to 2022.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense increased by $1.8 million for the year ended December 31, 2023 as compared to 2022 resulting from an increase in the interest rate of the credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was (17.49)% and 11.35% for the years ended December 31, 2023 and 2022, respectively. The decrease in our effective tax rate was related to the change in deferred adjustments.

Liquidity and capital resources

We have established liquidity policies intended to support the execution of strategic initiatives, while meeting regulatory capital requirements and maintaining ongoing and sufficient liquidity. We believe liquidity is of critical importance to the Company and, in particular, to our broker-dealer subsidiaries, PKSI, CLS, MSI and WEG. The objective of our policies is to ensure that we can meet our strategic, operational and regulatory liquidity and capital requirements under both normal operating conditions and under periods of stress in the financial markets.

Parent Company Liquidity

Wentworth Management Services LLC (the “Parent”), the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends and management fees from our operating subsidiaries.

Sources of Liquidity

As of December 31, 2023, we had $20.82 million outstanding under our Senior Credit Facility with Oak Street Funding, LLC,  net of debt issuance costs. The associated debt facilities are as follows:

Oak Street Funding, LLC

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of December 31, 2023) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of December 31, 2023 and 2022, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $17.6 million and $19.5 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of December 31, 2023 and 2022, the outstanding balance of this note, net of unamortized debt issuance costs was $3.2 million and $3.4 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of December 31, 2022 and March 31, 2023, the Company did not meet a certain debt service coverage ratio and subsequently obtained a waiver from Oak Street for such covenant violations. For the period from April 1, 2023 to December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum calendar year payments and maturities of the Oak Street notes as of December 31, 2023 were as follows (in thousands):

2024	$2,418
2025	2,702
2026	3,012
2027	3,357
2028	3,739
Thereafter	6,239
Total	$21,467

Other promissory notes

On November 30, 2017, WMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes has continued to accrue until such time as these notes are paid.

Contingent consideration subordinated promissory notes

Additionally, in connection with the acquisition of the PKSH Entities, the Company agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes have been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes has continued to accrue until such time as these notes are paid.

As of December 31, 2023 and 2022, the amount of principal and accrued interest related to these promissory notes were approximately $12.2 million and $11.6 million, respectively. Related interest expense was approximately $0.9 million for each of the years ended December 31, 2023 and 2022.

Other commitments

Other commitments include amounts due to members of Wentworth related to promissory notes entered into between certain members and Wentworth to provide for working capital. The outstanding balance of these promissory notes as of December 31, 2023, and December 31, 2022 are $5.2 million and $4.7 million, respectively.

Cash Flows

The following table sets forth a summary of cash flows for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Net cash provided by operating activities	$2,553	$5,362
Net cash used in investing activities	(80)	(327)
Net cash used in financial activities	(2,701)	(4,510)
Net change in cash flows	$(228)	$526

Cash Flows from Operating Activities.  Net provided by operating activities was $2.5 million for the year ended December 31, 2023 compared to $5.3 million for the year ended December 31 2022, representing a decrease of $2.8 million or 52%. The decrease was primarily attributable to the  the decrease in commissions receivable offset by decreases in commissions payable.

Cash Flows from Investing Activities.  Net cash used in investing activities was $0.08 million for the year ended December 31, 2023 compared to $0.33 million for the year ended December 31, 2022. The decrease was primarily related to the decrease in the purchases of property and equipment.

Cash Flows from Financing Activities.  Net cash used in financing activities was $2.7 million for the year ended December 31, 2023 compared to cash used in financing activities of $4.5 million for the year ended December 31, 2022. The decrease is primarily related to the decrease in the distribution of capital during the year ended December 31, 2023.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2023:

	Payments Due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations(1)	$21,467	$2,418	$9,071	$9,815	$163
Interest payments	7,156	1,901	4,112	1,142	3
Promissory notes – affiliates(2)	12,177	12,177	—	—	—
Due to member(4)	5,169	5,169
Operating lease obligations(3)	4,501	535	1,662	1,764	540
	$45,304	$17,032	$14,845	$12,721	$706

(1)	Represents principal obligations related to the Oak Street credit facility that was entered into during the years ended December 31, 2020 and 2021.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The amount includes accrued interest as of December 31, 2023 and the notes matured in May 2023.
(3)	Represents future minimum lease payments as of December 31, 2023, under non-cancelable office leases.
(4)	Represents amounts due to WMS members which are payable on demand.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions.

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units.

We performed our goodwill impairment test as of and for the years ended December 31, 2023, and 2022. The estimated fair value of the reporting units were determined using the market approach for each reporting unit, relying specifically on the guideline public company method. Our guideline public company method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. As a result of the 2023 and 2022 annual impairment tests, the fair value of the reporting units was 257% and 266% greater than its carrying value, respectively. Since there have been no events or circumstances which indicated that it was more likely than not the fair value of the reporting units were below their carrying amount, interim goodwill tests were not considered necessary.

The goodwill impairment test requires us to make judgments in determining what assumptions to use in the calculation. Assumptions, judgments, and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information, such as public market comparable and multiples of recent mergers and acquisitions of similar businesses. Although we believe the assumptions, judgments, and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments, and estimates could materially affect our reported financial results.

Intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 to 10 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value.

Contingent Liabilities

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates potential losses become probable and can be reasonably estimated. Whether a potential loss is probable and can be reasonably estimated is based on currently available information and is subject to significant judgment, a variety of assumptions and uncertainties.

When a potential loss is probable and the loss or range of loss can be estimated, the Company will accrue the most likely amount within that range. No liability is recognized for those matters which, in management’s judgment, the determination of a reasonable estimate of potential loss is not possible, or for which a potential loss is not determined to be probable.

Recently Issued Accounting Pronouncements

Refer to Note 3 - Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

We are subject to market risk resulting from operational risk events, which can require customer trade corrections. We also bear market risk on the fees we earn that are based on the market value of advisory and brokerage assets, as well as assets on which trailing commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of December 31, 2023, $20.8 million (net of debt issuance costs) of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but off-setting, interest rate risk.

Credit Risk

Financial instruments that subject the Company to credit risk consist principally of receivables and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its counterparties and, based upon factors surrounding the credit risk of its counterparties, establishes an allowance for uncollectible accounts and, consequently, believes that its receivables credit risk exposure beyond such allowances is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-28 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Criag Gould	54	Chief Executive Officer and Chairman
David Shane	58	Chief Financial Officer and Director
David Crane	58	Director
Daniel Hynes	55	Director
Joel Marks	67	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

Craig Gould.  Mr. Gould is the Chief Executive Officer of Wentworth Management Services, a holding company that acquires and manages businesses in the wealth management industry.

Craig has over 25 years in senior management roles in the financial services industry, including Chief Executive Officer, National Sales Manager and Head of Investment Banking. Mr. Gould started Cabot Lodge Securities as its President in 2012. Previously, he was the President of Fintegra, a Midwest broker/dealer. Prior to Fintegra, he was the National Sales Manager for Wunderlich Securities, and prior to that he was the Vice Chairman of Olympic Cascade Financial Corporation (an AMEX listed company).

Mr. Gould graduated with a B.A. from the University of Wisconsin-Madison.

We believe Mr. Gould is qualified to serve on the Board because of the perspective and experience he brings as our Chief Executive Officer and his deep experience in our industry.

David Shane.  Mr. Shane is acting as the Company’s Chief Financial Officer. Previously, David served as an independent consultant providing financial advisory services including accounting, financial reporting, regulatory reporting and transaction structuring services to companies primarily in the Financial Services Industry.

David has thirty plus years of experience in the financial services industry. David’s financial services experience includes dealings with securities broker-dealers, registered investment advisors, asset management companies and alternative asset companies including private equity, venture capital and hedge funds. David has extensive public accounting experience having served as a Financial Services Audit Partner for RSM and FGMK, LLC. David’s clients included both closely-held and publicly-held financial services companies. David also has experience in mergers and acquisitions, capital raising in both the public and private markets and transaction structuring. In addition to David’s public accounting experience, he has served as the Chief Financial Officer for financial services companies, with most recently as the Chief Financial Officer of Sanctuary Wealth. In addition to David’s technical skills and business acumen, he brings an extensive network within the financial services industry to Wentworth. David is a graduate of Indiana University with a degree in finance, a certified public accountant, and holds a Series 27 FINRA registration.

We believe Mr. Shane is qualified to serve on the Board because of his broad financial experience, with experience in our specific industry, and extensive public accounting experience.

Non-Employee Directors

Joel Marks.  Throughout his almost 40-year career in the independent financial services industry, Mr. Marks held a variety of senior executive positions at two highly successful firms, each of which were subsequently acquired by larger organizations. JWGenesis Financial Corp. was acquired by First Union in 2001 and First Allied Holdings, Inc. was acquired by RCAP Holdings LLC in 2013. At the time of their acquisition by RCAP Holdings LLC, Mr. Marks served as Chairman of both First Allied Holdings and The Legend

Group and with combined annual revenues of approximately $350 million, 1,400 independent financial advisors and assets under administration in excess of $35 billion.

Mr. Marks played a key role in the development and implementation of his prior firms’ business strategy and personally lead the acquisition and integration of more than twenty firms during his tenure. Upon his departure from First Allied at the end of 2014 Mr. Marks served as an independent consultant to the independent financial services industry and most recently represented NEXT Financial Group in its 2019 sale to Atria Wealth Solutions, Inc.

Mr. Marks graduated from the University of Florida in 1978 and immediately began a career with Deloitte LLP. He received his certification as a public accountant that same year and remained at Deloitte through 1983 at which time the entrepreneurial spirit came calling and he moved to Atlanta to co-found the business which was subsequently acquired by First Union in 2001. In addition, Mr. Marks is active in numerous civic and community affairs and is a lifetime trustee of the Jewish Federation of Greater Atlanta, Inc., having previously served as its board chair and serves on several governance committees.

We believe Mr. Marks is qualified to serve on the Board because of his knowledge and experience in the financial services industries and his experience with mergers and acquisitions in the financial services industry.

David Crane.  Mr. Crane is a Principal at Bose Public Affairs Group where he manages a government relations practice focused primarily on financial services, energy, intellectual property, pharmaceutical and tax issues. Prior to joining Bose, Mr. Crane founded two successful lobbying firms, Quadripoint Strategies (sole proprietor) and TGC Group (Partnership). He is a legislative and public policy specialist with over 25 years of experience working at the highest levels in the United States Congress, national and state politics. Mr. Crane has extensive experience representing many of the largest financial services entities and trade associations on every aspect of financial services legislation and regulation both before Congress and regulators. The list of current and past clients includes: Bank of America, Royal Bank of Scotland, Citizens Financial Group, State Farm Insurance, Financial Services Roundtable, The Clearing House Association, Banks Policy Institute and the Securities Industry and Fund Manager’s Association as well as numerous issue-based industry coalitions. On Capitol Hill, Mr. Crane served as Senior Domestic Policy Advisor to Senate Majority Leader Trent Lott. He also served as senior advisor to Senator John McCain, including as Professional Staff on the Senate Commerce Committee and as Senior Domestic Policy Advisor to Senator McCain’s presidential campaigns in 2000 and 2008, and as Legislative Director for Senator Dan Coats of Indiana. Mr. Crane started his career in Washington doing opposition research at the National Republican Senatorial Committee under then-Chairman Senator Phil Gramm (TX).

Mr. Crane holds a degree in political science from Ball State University.

We believe Mr. Crane is qualified to serve on the Board because of his knowledge and experience in the financial services industries and with trade associations, as well as his knowledge of the legislation and regulation of the financial services industry.

Daniel Hynes.  Mr. Hynes is a Vice Chairman & Managing Director at Jefferies, LLC where he provides a broad array of investment banking, municipal financing and asset management products and services to clients throughout the U.S. Prior to joining Jefferies, Mr. Hynes served as the Deputy Governor, Budget & Economy for the State of Illinois where he oversaw 15 agencies and all boards and commissions related to the budget and economy of the state, including the Governor’s Office of Management and Budget, where Mr. Hynes spearheaded all major budget and economic initiatives on behalf of the Governor, including, proposing, negotiating and implementing the $95 billion state budget, directing state tax policy and managing the state’s debt portfolio and capital markets. In addition, Mr. Hynes also served as the Executive Director, Head of Taft Hartley and Large Market Chicago at UBS Asset Management from September 2015 to December 2018.

We believe Mr. Hynes is qualified to serve on the Board because of the perspective he brings from his knowledge and experience of investment banking, municipal financing and asset management products and services.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board of directors currently consists of ten members. The primary responsibilities of our board of directors is to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Our board of directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Currently, our board of directors is divided into the following classes:

●Class I, which consists of David Crane and Joel Marks, whose terms will expire at the first annual meeting of stockholders to be held in 2025;
●Class II, which consists of Daniel Hynes whose term will expire at the Company’s second annual meeting of stockholders to be held in 2026; and
●Class III, which consists of Craig Gould and David Shane, whose terms will expire at the Company’s third annual meeting of stockholders to be held in 2027.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Director Independence

We adhere to the rules of Nasdaq in determining whether a director is independent. The Board consults with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person that, in the opinion of the issuer’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The parties have determined that David Crane, Daniel Hynes and Joel Marks are considered our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

The Board oversees the risk management activities designed and implemented by our management. The Board does not anticipate having a standing risk management committee, but rather executes its oversight responsibility both directly and through its standing committees. The Board also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, are primarily responsible for managing the risks associated with operation and business of the company and provide appropriate updates to the Board and the Audit Committee. The Board delegates to the Audit Committee oversight of its risk management process, and our other Board committees also consider risks as they perform their respective committee responsibilities. All board committees report to the Board as appropriate, including, but not limited to, when a matter rises to the level of a material or enterprise risk.

Board Committees

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

Our Audit Committee is responsible for, among other things:

●	evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;
●	reviewing the Company’s financial reporting processes and disclosure controls;
●	reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;
●	reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function;
●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;
●	obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
●	monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;
●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;
●	reviewing the Company’s annual and quarterly financial statements and reports, including the disclosures contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of such periodic reports, and discussing the statements and reports with the Company’s independent auditors and management;
●	reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of the Company’s financial controls and critical accounting policies;
●	reviewing with management and the Company’s auditors any earnings announcements and other public announcements regarding material developments;
●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;
●	preparing the report that the SEC requires in the Company’s annual proxy statement;
●	reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s code of ethics;
●	reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Our Audit Committee consists of Joel Marks, David Crane and Daniel Hynes, with Joel Marks serving as the audit committee chair. The Board has affirmatively determined that Joel Marks, David Crane and Daniel Hynes each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of the Nasdaq listing standards. The Board has adopted a written charter for the Audit Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Compensation Committee

Our Compensation Committee is responsible for, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of the Company’s executive officers;
●	reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;
●	making recommendations to the the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the the Board;
●	reviewing and making recommendations to the the Board regarding the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;
●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	administering the Company’s equity incentive plans, to the extent such authority is delegated by the the Board;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;
●	reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in the Company’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such periodic report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board.

Our compensation committee consists of David Crane and Daniel Hynes, with Daniel Hynes serving as chairman. Our board of directors has determined that each of the members of the compensation committee is a non- employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the Nasdaq. The Board has adopted a written charter for the Compensation Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on the Board;

●	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;
●	evaluating nominations by stockholders of candidates for election to the Board;
●	evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;
●	developing a set of corporate governance policies and principles and recommending to the Board any changes to such policies and principles;
●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Board current and emerging corporate governance trends; and
●	reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the Board, including undertaking an annual review of its own performance

Our Nominating and Corporate governance committee consists of David Crane and Joel Marks, with David Crane serving as chairman. Our board of directors has determined that each of the members of nominating and corporate governance committee satisfies the independence requirements of the Nasdaq and the SEC. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Limitation on Liability and Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation limits the Company’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL allows for directors of a corporation to not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●for any transaction from which the director derives an improper personal benefit;
●for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●for any unlawful payment of dividends or redemption of shares; or
●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. The DGCL and our Bylaws provide that the Company will, in certain situations, indemnify the Company’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in our Amended and Restated Certificate of Incorporation and Bylaws and the indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Code of Business Conduct and Business Ethics for Employees, Executive Officers, and Directors

The Company has adopted a Code of Conduct and Business Ethics applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that complies with the rules and regulations of the Nasdaq. The Code of Conduct and Business Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. A copy of the Code of Conduct and Business Ethics has been filed with the SEC and is provided on our website, gettyimages.com. The Company will disclose on its website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to or waivers of certain provisions of its Code of Conduct and Business Ethics. The information on any of our websites is deemed not to be incorporated in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Wentworth’s named executive officers for the year ended December 31, 2023, which consisted of Wentworth’s principal executive officer and the next two most highly compensated executive officers, were:

●	Craig Gould, Wentworth’s President and Cabot Lodge Securities, LLC’s President and Chief Executive Officer;
●	Roger Leibowitz, Cabot Lodge Securities, LLC’s Chief Financial Officer; and
●	Kathrine Flouton, Purshe Kaplan Sterling Investments, Inc.’s Chief Executive Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of Wentworth’s named executive officers for the years ended December 31, 2023 and 2022.

			Option	Nonequity		All Other
		Salary	Awards	Incentive	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	Compensation	($)	($)	($)
Craig Gould	2023	$300,000	—	—	—	$64,586	$364,586
Wentworth’s President; Cabot Lodge Securities, LLC’s President and Chief Executive Officer
Wentworth’s Chief Executive Officer	2022	$300,000	—	—	—	$229,185	$529,185
Roger Leibowitz	2023	$200,000	—	—	—	$59,044	$259,044
Cabot Lodge Securities, LLC’s Chief Financial Officer	2022	$200,000	—	—	—	$52,339	$252,339
Kathrine Flouton	2023	$400,000	—		$50,000	—	$450,000
Purshe Kaplan Sterling	2022	$350,000				$41,667	$391,667
Investments, Inc.’s President

Outstanding Equity Awards at Fiscal Year-End

Wentworth had not issued any equity awards as of December 31, 2023 and 2022.

Employment Agreements — Craig Gould and Katherine Flouton

Set forth below is a description of the current employment agreements of Mr. Gould and Ms. Flouton as of December 31, 2022. Mr. Gould, as well as certain other key employees of Wentworth, will be entering into new employment agreements in connection with the Business Combination, which are discussed below in detail (see “Employment Agreements Effective as of the Closing”).

Agreement between Mr. Gould and Wentworth

Wentworth is party to an employment agreement with its President, Mr. Gould, dated January 31, 2020. Following the Guaranty Termination Date (as defined in the employment agreement), Wentworth can terminate the employment agreement at any time with or without Cause (as defined below), further to the provisions in Sections 7 and 8 of such agreement; provided, however, that Mr. Gould may terminate the employment agreement at any time with or without Cause.

During employment, Mr. Gould is permitted to manage and/or work on his brokerage, investment banking and investment advisory business (including, but not limited to, all brokerage and advisory accounts that Mr. Gould receives or shares compensation or fees on) (the “Book”) provided that managing the Book does not materially adversely affect performance of Mr. Gould’s duties to Wentworth under the employment agreement.

Mr. Gould’s initial annual base salary was set at $300,000, subject to increase from time to time. The employment agreement also provides that Mr. Gould will be paid discretionary bonuses based upon Wentworth’s and Mr. Gould’s performance. The employment agreement further provides that Mr. Gould remains eligible to receive commissions or fees payable in his role as a registered representative or investment advisor of any broker dealer or investment advisor affiliate of Wentworth pursuant to any agreement between Mr. Gould and such affiliate.

On or after the Guaranty Termination Date, Wentworth may terminate the employment agreement with or without Cause, or due to Mr. Gould’s death or disability. The “Guaranty Termination Date” means the date on which any and all personal guarantees by Mr. Gould in connection with any debt or other obligation or liability of Wentworth or its affiliates (including, but not limited to, any obligation of Wentworth or its affiliates to Oak Street Funding LLC or its affiliates), have been terminated.

In the event that Mr. Gould’s employment ends due to (i) termination for Cause by Mr. Gould, (ii) termination without Cause by Wentworth (upon providing 90 days’ prior written notice) or (iii) termination due to the death or disability of Mr. Gould, Wentworth will pay to Mr. Gould an amount equal to two times his then-current base salary, payable in 24 equal installments commencing immediately following such termination and every two weeks thereafter. In addition, if Mr. Gould timely and properly elects health continuation coverage under COBRA and remains eligible for it, Wentworth will pay monthly COBRA premiums for Mr. Gould and/or his spouse and dependents in the same amount paid by the Company prior to the termination date until the earliest of: (x) the one-year period following the termination date; (y) the date when Mr. Gould becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment; or (z) the date Mr. Gould ceases to be eligible for COBRA continuation coverage for any reason. Receipt of the severance pay and COBRA benefits is contingent upon Mr. Gould’s execution of a waiver and release agreement regarding employment related claims in a form satisfactory to Wentworth in its reasonable discretion, and only for so long as Mr. Gould has not violated his continuing obligations with respect to confidential information and non-solicitation of clients and employees of Wentworth.

For purposes of the foregoing, “Cause” triggering termination by Mr. Gould means: (i) any material breach of the employment agreement by Wentworth; (ii) Wentworth’s or members’ of the Board of Managers commission of any material act of dishonesty or a violation of the rules of FINRA or other regulator of the business of Wentworth; (iii) Wentworth requires Mr. Gould to move his principal business location, which is 1185 Avenue of the Americas, New York, NY 10036 as of the date hereof, to a location more than 20 miles one way commute from that location; or (iv) a material diminution of Mr. Gould’s base salary, bonus or title relative to his base salary, bonus or title immediately in effect prior to such reduction. “Cause” triggering termination by Wentworth means a finding by Wentworth that any of the following exist: (i) Mr. Gould’s conviction of a gross misdemeanor or felony which substantially relates to the business of the company; or (ii) a finding by FINRA or other securities regulatory body of a material violation by Mr. Gould of such body’s rules or regulations leading to a suspension of his duties for more than 90 days.

If Mr. Gould’s employment is terminated for any reason Mr. Gould (or his estate or personal representative, as applicable) will be entitled to receive within 30 days following the date of termination (i) all compensation earned and all benefits and reimbursements accrued and due through the effective date of termination including any unpaid annual bonus for the year prior to termination or any unpaid annual bonus for the year of termination which Mr. Gould would have received if he had remained employed, pro-rated based on the time employed during the year and (ii) reimbursement of any unreimbursed business expenses or professional fees that are reimbursable pursuant to the employment agreement.

Upon his termination for any reason, Mr. Gould is subject to: (i) ongoing confidentiality and non-disclosure obligations until two years after the last payment required to be paid pursuant to the employment agreement has been paid; provided, however, that trade secret information will remain a trade secret not subject to disclosure for the longest period allowed by applicable law; and (ii) restrictive covenants of non-solicitation of employees and non-solicitation of customer and clients, each for a period of 24 months following termination of employment; provided, however, that if Wentworth breaches its obligations regarding final pay, severance pay and COBRA benefits, then the non-solicitation covenants will no longer apply to Mr. Gould. Further, the restrictive covenants do not prevent Mr. Gould from accepting employment with an organization that competes with Wentworth, directly or indirectly, or from servicing, managing and/or working in the Book.

Agreement between Mr. Gould and Cabot Lodge Securities, Inc. (“Cabot Lodge”)

Mr. Gould has entered into an employment agreement with Cabot Lodge, dated January 5, 2015, in which he is employed as Chief Executive Officer and President of Cabot Lodge. The employment agreement is for an initial four-year term, which shall continue upon expiration unless and until one party provides the other party with 30 days’ prior notice of intent to terminate, or unless otherwise terminated as provided for in the employment agreement.

Mr. Gould’s initial annual base salary was set at $250,000, subject to increase from time to time by the Board of Governors of Cabot Lodge. The employment agreement also provides that Mr. Gould will be paid discretionary bonuses based upon Wentworth’s and Mr. Gould’s performance.

Other than through notice of intent to terminate as described above, Mr. Gould’s employment can also be terminated: (i) by Mr. Gould without cause, upon 30 days’ prior written notice to Cabot Lodge; (ii) by Mr. Gould with Cause (as defied below), if such Cause is not cured by Cabot Lodge within 60 days’ following written notice by Mr. Gould requesting that Cabot Lodge cure; (iii) by Cabot Lodge without Cause, upon 90 days’ written notice to Mr. Gould; (iv) by Cabot Lodge for Cause; or (v) upon Mr. Gould’s death or disability.

In the event that Mr. Gould’s employment ends due to (i) termination for Cause by Mr. Gould, (ii) termination without Cause by Cabot Lodge or (iii) termination due to the disability of Mr. Gould, Cabot Lodge will pay to Mr. Gould an amount equal to two times his then-current base salary, payable in 26 equal installments commencing immediately following such termination and every two weeks thereafter. Receipt of the severance pay is contingent upon Mr. Gould’s execution of a waiver and release agreement regarding employment related claims in a form satisfactory to Cabot Lodge in its reasonable discretion, and only for so long as Mr. Gould has not violated his continuing obligations with respect to confidential information and non-solicitation of clients and employees of Cabot Lodge.

For purposes of the foregoing, “Cause” triggering termination by Mr. Gould means: (i) any material breach of the employment agreement by Cabot Lodge; or (ii) Cabot Lodge’s or the members of the Board of Governor’s commission of any material act of dishonesty or a violation of the rules of FINRA or other regulator of the business of Cabot Lodge. “Cause” triggering termination by Cabot Lodge means a finding by Cabot Lodge that any of the following exist: (i) Mr. Gould’s conviction of a gross misdemeanor or felony which substantially relates to the business of the company; (ii) a finding by FINRA or other securities regulatory body of a material violation by Mr. Gould of such body’s rules or regulations leading to a suspension of his duties for more than 90 days; or (iii) Mr. Gould’s commission of material theft, or fraud, in any way related to Cabot Lodge.

If Mr. Gould’s employment is terminated for any reason, Mr. Gould (or his estate or personal representative, as applicable) will be entitled to receive all compensation earned and all benefits and reimbursements accrued and due through the effective date of termination.

Upon his termination for any reason, Mr. Gould is subject to: (i) ongoing confidentiality and non-disclosure obligations until two years after the last payment required to be paid pursuant to the employment agreement has been paid; provided, however, that trade secret information will remain a trade secret not subject to disclosure for the longest period allowed by applicable law; and (ii) restrictive covenants of non-solicitation of employees and independent contractors, and non-solicitation of customer and clients, each for a period of 24 months following termination of employment; provided, however, that if Wentworth breaches its obligations under Section 7 of the employment agreement, then the non-solicitation covenants will no longer apply to Mr. Gould. Further, the restrictive covenants do not prevent Mr. Gould from accepting employment with an organization that competes with Wentworth, directly or indirectly.

Agreement between Katherine Flouton and Purshe Kaplan Sterling Investments, Inc. (“PKSI”)

Purshe Kaplan Sterling Investments Inc. is party to an employment agreement with Ms. Katherine Flouton, effective June 1, 2021. The term of the employment agreement continues unless and until one party provides the other party with written notice of its intent to terminate, or unless otherwise terminated as provided for in the employment agreement.

Ms. Flouton’s initial annual base salary is set at $350,000, less applicable payroll deductions, and the employment agreement also provides that Ms. Flouton will be paid a past due $100,000 bonus, in equal increments through June 2, 2022 in accordance with periodic payroll practices.

Other than through notice of intent to terminate as described above, Ms. Flouton’s employment can also be terminated: (i) by PKSI without Cause, upon written notice to Ms. Flouton; or (ii) by PKSI for Cause.

For purposes of the foregoing, “Cause” triggering termination by PKSI means a finding by PKSI that any of the following exist: (i) Ms. Flouton’s continued failure, on the expiration of 30 days written notice and cure period, to fulfill any terms of the employment agreement, to comply with PKSI policy or to comply with the directives of the board of directors in compliance with FINRA rules, (ii) Ms. Flouton’s conviction of a felony or gross misdemeanor for any crime involving money or other property of PKSI or any crime involving moral turpitude, (iii) Ms. Flouton’s commission of any act of fraud or misappropriation, (iv) Ms. Flouton’s unjustified insubordination to the board, (v) Ms. Flouton’s use of drugs or controlled substances during business hours, or on the premises, or any substance which impairs her performance of her job, (vi) Ms. Flouton’s prolonged or repeated absence without consent of the company unless on leave under federal, state or local law, or (vii) Ms. Flouton’s misappropriation of any material funds or property, commission of fraud or embezzlement.

If Ms. Flouton’s employment is terminated without Cause (including the event that she is rendered, via a mental or physical condition, unable to render services contemplated by the employment agreement for a period in excess of three (3) months, unless she is on approved leave of absence or otherwise prohibited by law from rendering services contemplated by the agreement), Ms. Flouton will be entitled to receive a severance payment of one-year’s base salary, payable b-weekly at the time of termination through the expiration of one- year, together with all compensation earned and all benefits and reimbursements accrued and due through the effective date of termination.

Upon termination for any reason, Ms. Flouton is subject to: (i) ongoing confidentiality and non- disclosure obligations, and (ii) restrictive covenants of non- solicitation of employees and independent contractors, and non-solicitation of customer and clients, each for a period of one year following termination of employment; provided, however, that trade secret information will remain a trade secret not subject to disclosure for the longest period allowed by applicable law. Further, the restrictive covenants do not prevent Ms. Flouton from accepting employment with an organization that competes with PKSI, directly or indirectly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS1

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Form 10-K by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Each person named in the table has sole voting and investment power with respect to all of the shares shown as beneficially owned by such person, except as otherwise indicated in the table or footnotes below.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)
Directors and Executive Officers	Number of Shares	%
Craig Gould(2)	309,235	1.88%
David Shane	—	—
David Crane	—	—
Daniel Hynes	—	—
Joel Marks	—	—
All directors and executive officers as a group	309,235	1.88%
Five Percent Holders
MHC Securities, LLC(3)	9,011,653	54.79%
Wentworth Funding, LLC (4)	1,362,564	8.28%
PPD Group, LLC(5)	1,384,323	8.41%
Kingswood Global Sponsor LLC(6)	1,100,000	6.68%

*	Less than one percent.
(1)Unless otherwise noted, the business address of each of those listed in the table above is 80 State Street, Albany, NY 12207.
(2)Represents shares held directly by Craig Gould. Mr. Gould has entered into arrangements under which he has pledged up to 100% of the shares of common stock that he beneficially owns to secure loans with Oak Street Funding LLC.
(3)Represents shares held by MHC Securities, LLC (“MHC”). Alexander C. Markowitz is the Manager of MHC and therefore he may be deemed to share voting and investment power over the shares held by MHC.
(4)Represents shares held directly by Wentworth Funding, LLC (“Wentworth Funding”). Wentworth Funding has entered into arrangements under which it has pledged up to 100% of the shares of common stock that it beneficially owns to secure loans with Oak Street Funding LLC.
(5)Represents shares held by PPD Group, LLC (“PPD”). Peter Purcell, Peter Sheehan and David Purcell are Managing Members of PPD and therefor may be deemed to share voting and investment power over the shares held by PPD.
(6)Represents 1.1 million shares held by Kingswood Global Sponsor LLC (the “Sponsor”) and placed in escrow at Closing with UMB Bank as escrow agent. Michael Nessim, David Hudd, Gary Wilder and Jonathan Massing are among the members of the Sponsor and share voting and investment discretion with respect to the shares held of record by the Sponsor. The address of the principal business office of the Sponsor is 17 Battery Place, Suite 625, New York, NY 10014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

At the Closing, the Company entered into that certain Registration Rights Agreement with the PIPE Investor, Wentworth, certain equity holders of Wentworth and certain other parties identified therein (such persons, the “Holders”) (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Holders are entitled to certain piggyback registration rights and customary demand registration rights. The Registration Rights Agreement provides that the Company will, as soon as practicable, and in any event within 45 days after the Closing, file with the SEC a shelf registration statement. The Company will use its commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the 90th day (or the 150th day if the Securities and Exchange Commission (the “SEC”) notifies the Company that it will “review” such shelf registration statement) following the filing deadline, in each case subject to the terms and conditions set forth therein; and the Company will not be subject to any form of monetary penalty for its failure to do so.

This summary is qualified in its entirety by reference to the text of Registration Rights Agreement, which is included as Exhibit 10.2 to this Current Report and is incorporated herein by reference.

Lock-Up Agreement

At the Closing, the Company entered into that certain Lock-up Agreement with the Holders (the “Lock-Up Agreement”), pursuant to which, subject to certain exceptions, the Holders agreed to not transfer or make any announcement of any intention to effect a transfer, in respect of the shares beneficially owned or otherwise held by the Holders prior to the termination of the applicable lock-up period, subject to certain customary exceptions, including: (i) transfers to permitted transferees upon written notice to the Company, such as a member of the person’s immediate family or to a trust, the beneficiary of which is a member of the person’s immediate family or an affiliate of such person; (ii) to a charitable organization upon written notice to the Company, by the laws of descent and distribution upon death, or pursuant to a qualified domestic relations order; and (iii) pursuant to any liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Company common stock for cash, securities, or other property.

Voting Agreement

At the Closing, the Company entered into that certain Voting Agreement with the Holders (the “Voting Agreement”), pursuant to which the Holders agreed to vote in favor of any sale transaction approved by the PIPE Investor in the event of any breach or default under certation provisions of the Certificate of Designations.

Warrant Assumption Agreement

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), KWAC and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, KWAC assigned to the Company all of KWAC’s right, title and interest in and to, and the Company assumed all of KWAC’s liabilities and obligations under the certain Warrant Agreement, dated as of November 19, 2020, between KWAC and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire KWAC Class A Common Stock and instead represents a right to acquire shares of Company common stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement).

Amendment to Master Credit Agreement

As previously disclosed in the Proxy Statement/Prospectus, on April 2, 2020, Wentworth entered into a debt facility with Oak Street Funding LLC (“Oak Street”) in the amount of $25,000,000 (as amended by the First Amendment to Master Credit Agreement dated as of June 19, 2020, the Second Amendment to Master Credit Agreement dated as of March 19, 2021, the Third Amendment to Master Credit Agreement dated as of May 28, 2021, the Fourth Amendment to Master Credit Agreement dated as of October 17, 2022, and as further amended, restated, amended and restated, extended, increased, supplemented or otherwise modified from time to time, the “Credit Agreement”).

At Closing, Wentworth and certain other borrowers entered into the Fifth Amendment to the Credit Agreement (the “Amendment”) with Oak Street, pursuant to which, Oak Street consented to, among other things (i) the consummation of the Business Combination, (ii) the payoff of certain debt obligations and restructure of the notes, (iii) recognize each of Company, MHC Securities, LLC (“MHC”) and KWAC as a “guarantor” under the terms of the Credit Agreement and (iv) amend and restate the existing guarantees executed by Craig Gould and Alexander Markowitz to be unlimited guarantees.

Oak Street and its affiliates have in the past provided, and may from time to time in the future provide, commercial banking and other financial services to the Company.

Guarantee Agreements

At Closing and in connection with the Amendment, the Company, MHC and KWAC entered into, and Craig Gould and Alexandor Markowitz (the “Guarantors”) amended and restated, certain guarantee agreements (each a “Guarantee Agreement” and together, the “Guarantee Agreements”) with Oak Street, pursuant to which, the Guarantors unconditionally, absolutely and irrevocably guarantee to Oak Street the full and prompt payment and performance when due (whether at maturity by acceleration or otherwise) of any and all of the obligations under Credit Agreement.

Stock Pledge Agreement

At Closing, Craig Gould and MHC entered into the Stock Pledge Agreement (the “Stock Pledge Agreement”) with Oak Street pursuant to which, Mr. Gould and MHC (each a “Pledgor”) pledged 100% of the Company common stock held by each of them (the “Pledged Interests”) as collateral for the financial obligations due under the Credit Agreement.

Upon the occurrence and continuation of an Event of Default (as defined in the Stock Pledge Agreement) Oak Street shall have the right to:

i.	have any or all of the Pledged Interests held by Oak Street be registered in the name of Oak Street in the name of Oak Street or its nominee as Oak Street and Oak Street or its nominee may thereafter, without notice, and after the occurrence and continuation of any Event of Default under the Credit Documents, exercise all available voting and shareholder rights at any meeting of the Company s or otherwise and exercise any and all rights pertaining to any of the Pledged Interests, (ii) Oak Street shall have the right to require that all distributions payable with respect to any part of the Pledged Interests be paid to Oak Street to be held by Oak Street as additional security hereunder until applied to the Pledgor’s Obligations.
ii.	require that all distributions payable with respect to any part of the Pledged Interests be paid to Oak Street to be held by Oak Street as additional security until applied to the Pledgor’s Obligations.
iii.	with prior notice, collect, receive, appropriate, and realize upon the Pledged Interests, or any part thereof, and/or may sell, assign, give an option or options to purchase, contract to sell, or otherwise dispose of and deliver the Pledged Interests, or any part thereof, in one or more parcels at public or private sale or sales.

Unless and until an Event of Default Occurs, the Pledgor shall have the right to vote all or any part of the Pledged Interests and to receive and collect or to have paid over all dividends declared or paid on the Pledged Interest, except with respect to any (i) any distributions relating to any redemptions or share repurchase or (ii) liquidating distributions (either partial or complete), provided that any and all such expected dividends shall constitute additional collateral.

Strategic Alliance Agreement

At Closing, the Company and Kingswood US LLC (“Kingswood”) entered into the Strategic Alliance Agreement (the “Alliance Agreement”), pursuant to which, among other things, the Company agreed that within a reasonable time after Closing, but not later than 90 days, the Company will cause its subsidiaries to enter into a non-exclusive investment banking and capital markets relationship with Kingswood to (i) promote Kingswood as a preferred partner to provide approved products for investment banking product distribution and markets, (ii) provide non-exclusive origination and introduction of investment banking products of the Company to Kingswood and (iii) to allow Kingswood to market itself as a strategic partner.

Under the Alliance Agreement, the Company and Kingswood will split in equal portions any gross fees or gross profits on referrals from the Company to Kingswood.

The foregoing obligations are subject to compliance with applicable laws, including FINRA rules, regulations or policies applicable to the parties to the Alliance Agreement.

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm include:

	For the	For the
	year ended	year ended
	December	December
	31, 2023	31, 2022
Audit Fees (1)	$231,170	$244,781
Audit-Related Fees (2)	58,420	28,148
Total	$289,590	$272,929

(1)

“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; audit services related to our subsidiaries in connection with statutory and regulatory filings; the review of our quarterly consolidated financial statements; assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2)

“Audit-related fees” primarily consists of fees for procedures performed in connection with service organizational control reports, comfort letters, consents, and for consultation regarding financial accounting and reporting matters.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by FGMK, LLC. These policies and procedures are intended to ensure that the provision of such services does not impair FGMK LLC’s independence. These services may include audit services, audit-related services, and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit-related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. FGMK, LLC is required to provide the Audit Committee back-up information with respect to the performance of such services.

All services performed by FGMK, LLC for the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

Financial Statements:

(b)	Exhibits:

Exhibit No.	Description
2.1†

Agreement and Plan of Merger, dated as of July 7, 2022, by and among Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub Inc., Wentworth Merger Sub Inc., CF OMS LLC and Wentworth Management Services, LLC (incorporated by reference to Exhibit 2.1 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

2.2*

First Amendment to Agreement and Plan of Merger, dated as of March 20, 2023, between Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (incorporated by reference to Exhibit 2.2 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

2.3*

Second Amendment to Agreement and Plan of Merger, dated as of September 13, 2023, between Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (incorporated by reference to Exhibit 2.3 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

3.1*	Amended and Restated Certificate of Incorporation of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
3.2*	Amended and Restated Bylaws of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
4.2*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

4.3*

Existing Warrant Agreement, dated November 19, 2020, between Kingswood Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

4.4*

Warrant Assumption Agreement, dated March 15, 2024, by and among Continental Stock Transfer and Trust Company, Kingswood Acquisition Corp. and Binah Capital Group, Inc. (incorporated by reference to Exhibit 4.4 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

4.5*	Certificate of Designations (incorporated by reference to Exhibit 4.5 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
4.6*	Description of Securities
10.1*

Subscription Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc., Wentworth Management Funding LLC and Pollen Street Capital Limited (incorporated by reference to Exhibit 10.1 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.2*

Registration Rights Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.2 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.3*

Lock-Up Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.4*

Voting Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.5*

Fifth Amendment to the Master Credit Agreement, dated March 15, 2024, by and among Wentworth and certain other borrowers party thereto (incorporated by reference to Exhibit 10.5 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.6*	Binah Capital Group, Inc. Guarantee Agreement (incorporated by reference to Exhibit 10.6 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.7*	MHC Securities LLC Guarantee Agreement (incorporated by reference to Exhibit 10.7 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.8*	Kingswood Capital Acquisition Corp. Guarantee Agreement (incorporated by reference to Exhibit 10.8 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.9*	Craig Gould Guarantee Agreement (incorporated by reference to Exhibit 10.9 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.10*	Alexander Markowitz Guarantee Agreement (incorporated by reference to Exhibit 10.10 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.11*

Stock Pledge Agreement, dated March 15, 2024, by and among Craig Gould, MHC Securities, LLC and Oak Street Funding LLC. (incorporated by reference to Exhibit 10.11 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.12*

Strategic Alliance Agreement, dated March 15, 2024, by and between Binah Capital Group, Inc. and Kingswood US LLC. (incorporated by reference to Exhibit 10.12 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Claw Back Policy

†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed Herewith
**	Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2024.

BINAH CAPITAL GROUP, INC.

By:	/s/ Craig Gould
Name:	Craig Gould
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Craig Gould and David Shane, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Binah Capital Group, Inc. any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Craig Gould	Chief Executive Officer, and Director	April 16, 2024
Craig Gould	(Principal Executive Officer)

/s/ David Shane	Chief Financial Officer and Director	April 16, 2024
David Shane	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Crane	Director	April 16, 2024
David Crane

/s/ Daniel Hynes	Director	April 16, 2024
Daniel Hynes

/s/ Joel Marks	Director	April 16, 2024
Joel Marks

WENTWORTH MANAGEMENT SERVICES LLC

DECEMBER 31, 2023 AND 2022

WENTWORTH MANAGEMENT SERVICES LLC

CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR’S REPORT

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Binah Capital Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Wentworth Management Services LLC (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FGMK LLC

We have served as the Company’s auditor since 2021.

Chicago, Illinois

April 16, 2024

WENTWORTH MANAGEMENT SERVICES LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2023 AND 2022

(in thousands)

	2023	2022
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$7,621	$7,849
Receivables, net:
Commissions receivable	8,220	7,944
Due from clearing broker	631	642
Other	1,587	1,878
Property and equipment, net	974	1,461
Right of use assets	4,332	4,523
Intangible assets, net	1,580	2,159
Goodwill	39,839	39,839
Other assets	2,626	2,389

TOTAL ASSETS	$67,410	$68,684

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$9,082	$8,905
Commissions payable	10,676	11,095
Operating lease liabilities	4,381	4,527
Notes payable, net of unamortized debt issuance costs of $645,382 and $748,643 as of December 31, 2023 and 2022, respectively	20,822	22,929
Promissory notes-affiliates	12,177	11,606
Due to members	5,169	4,725

TOTAL LIABILITIES	62,307	63,787

Members' equity	5,103	4,897

TOTAL LIABILITIES AND MEMBERS' EQUITY	$67,410	$68,684

The accompanying notes are an integral part of these consolidated financial statements.

WENTWORTH MANAGEMENT SERVICES LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

	2023	2022
Revenues:
Revenue from Contracts with Customers:
Commissions	$138,191	$149,297
Advisory fees	21,668	23,107
Total Revenue from Contracts with Customers	159,859	172,404
Interest and other income	8,096	6,446

Total revenues	167,955	178,850

Expenses:
Commissions and fees	136,169	145,651
Employee compensation and benefits	13,385	14,227
Rent and occupancy	1,189	950
Professional fees	4,709	6,077
Technology fees	2,457	1,892
Interest	5,119	3,318
Depreciation and amortization	1,216	1,523
Other	3,225	3,721

Total expenses	167,469	177,359

Income before provision (benefit) for income taxes	486	1,491

Provision (benefit) for income taxes	(85)	580

Net income	$571	$911

The accompanying notes are an integral part of these consolidated financial statements.

WENTWORTH MANAGEMENT SERVICES LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

							Total
	Common		Class B Preferred			Accumulated	Members'
	Units	Amount	Units	Amount	Capital	Deficit	Equity

Balance January 1, 2022	1,325	$12,299	277	$2,774	$11,311	$(20,172)	$6,212

Distribution of capital	—	—	—	—	(2,225)	—	(2,225)

Net Income	—	—	—	—	—	911	911

Balance December 31, 2022	1,325	$12,299	277	$2,774	$9,086	$(19,261)	$4,897

Distribution of capital	—	—	—	—	(200)	—	(200)

Redemption of Class B Preferred Units	—	—	(17)	(165)	—	—	(165)

Net Income	—	—	—	—	—	571	571

Balance December 31, 2023	1,325	$12,299	260	$2,609	$8,886	$(18,690)	$5,103

The accompanying notes are an integral part of these consolidated financial statements.

WENTWORTH MANAGEMENT SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

(in thousands)

	2023	2022
Cash Flows From Operating Activities
Net income	$571	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	1,523
Deferred income taxes	993	573
Amortization of debt issuance costs	103	103
Non-cash lease expense	511	660
Capitalized interest - promissory notes-affiliates	697	697
Capitalized interest - due to members	444	491
Loss on disposal of property and equipment	41	82
Changes in operating assets and liabilities:
Commissions receivable	(276)	(94)
Due from clearing broker	11	1,692
Other receivables	291	977
Other assets	(1,230)	(350)
Accounts payable, accrued expenses and other liabilities	125	670
Commissions payable	(419)	(1,901)
Operating lease liabilities	(466)	(673)
Net Cash Provided By Operating Activities	2,553	5,361

Cash Flows From Investing Activities
Purchases of property and equipment	(80)	(327)
Net Cash Used In Investing Activities	(80)	(327)

Cash Flows From Financing Activities
Repayment - notes payable	(2,210)	(2,421)
Proceeds from borrowings from members	—	135
Repayment - promissory notes-affiliates	(126)	—
Redemption of Class B Preferred Units	(165)	—
Distribution of capital	(200)	(2,225)
Net Cash Used In Financing Activities	(2,701)	(4,511)

Net Change in Cash, Cash Equivalents and Restricted Cash	(228)	526

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	7,849	7,323

Cash, Cash Equivalents and Restricted Cash - End of Year	$7,621	$7,849

Cash Paid During the Year for:
Interest	$3,978	$2,634
Income taxes	$—	$338

Supplemental Disclosure of Cash Flow Information
Right of use asset in exchange for operating lease liability	$320	$998

The accompanying notes are an integral part of these consolidated financial statements.

1.ORGANIZATION AND NATURE OF BUSINESS

Wentworth Management Services LLC (the “Company” or “WMS”) is a limited liability company organized under the laws of the State of Delaware in March 2016. WMS is a holding company of multiple businesses that operate in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) maintains offices in Albany, New York, and branch offices throughout the United States of America, and includes the following entities (collectively, the “PKSH Entities”):
o

Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o

Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under WMS.

●	Cabot Lodge Securities LLC maintains offices in New York, New York and branch offices throughout the United States of America and includes the following entities (collectively, the Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners LLC (“WFP”) (f/k/a CL General Agency), a Delaware Limited Liability Company, is an insurance entity providing financial services to clients.
●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities (collectively, the “MSI Entities”):
o	MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Michigan Advisors, Inc., (“MAI”) incorporated in the State of Michigan, was a SEC registered investment advisor. MAI withdrew its registration in September 2021.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the state of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

2.BUSINESS COMBINATION

On July 7, 2022, Kingswood Acquisition Corp., a Delaware corporation (“KWAC”), Binah Capital Group, Inc., a Delaware corporation and wholly-owned subsidiary of KWAC (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Wentworth Merger Sub”), and the Company, entered into an agreement and plan of merger (the “Merger Agreement”).

Holdings, Kingswood Merger Sub and Wentworth Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Merger Agreement. Holdings is a wholly-owned direct subsidiary of KWAC and both Kingswood Merger Sub and Wentworth Merger Sub are wholly-owned direct subsidiaries of Holdings. Pursuant to the Merger Agreement, at closing, each of the following transactions will occur in the following order: (i) Kingswood Merger Sub will merge with and into KWAC (the “Kingswood Merger”), with KWAC surviving the Kingswood Merger as a wholly-owned subsidiary of Holdings (the “Kingswood Surviving Company”); (ii) simultaneously with the Kingswood Merger, Wentworth Merger Sub will merge with and into the Company (the “Wentworth Merger”), with the Company surviving the Wentworth Merger as a wholly-owned subsidiary of Holdings (the “Surviving Company”); and (iii) following the Wentworth Merger, Kingswood Surviving Company will acquire, and Holdings will contribute to Kingswood Surviving Company all of the common units of the Surviving Company directly held by Holdings after the Kingswood Merger (the “Holdings Contribution”), such that, following the Holdings Contribution, Surviving Company shall be a wholly-owned subsidiary of the Kingswood Surviving Company (the Kingswood Merger and the Wentworth Merger, together with the other transactions related thereto, the “Business Combination”).

On March 15, 2024, the Business Combination will be accounted for as a reverse recapitalization acquisition in accordance with FASB ASC 805-40, Business Acquisitions. Under this method of accounting, KWAC is expected to be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Holdings will represent a continuation of the consolidated financial statements of the Company with the business combination treated as the equivalent of the Company issuing shares for the net assets of KWAC, accompanied by a recapitalization. The net assets of KWAC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of the Company in future reports of Holdings.

Under the terms of the Business Combination, the aggregate consideration paid in the Business Combination was approximately $217 million, paid in the form of common stock, par value $0.0001 per share (“Company Common Stock”) and assumed indebtedness.

Nasdaq Exchange Listing

The KWAC Class A Common Stock and KWAC Public Warrants are currently listed on the OTC Exchange under the symbols “KWAC” and “KWAC WS,” respectively. Certain of the shares of KWAC Class A Common Stock and KWAC Public Warrants currently trade as KWAC Units consisting of one share of KWAC Class A Common Stock and three-fourths of one redeemable KWAC Public Warrant and are listed on the OTC Exchange under the symbol “KWAC.U.” The KWAC Units will automatically separate into component securities of Holdings upon consummation of the Business Combination and, as a result, will no longer trade as an independent security.

On March 26, 2024, Holdings received approval for Holding’s securities to be listed on the Nasdaq Stock Market LLC. Holdings Common Stock is listed on the Nasdaq Global Market and its warrants will be listed on the Nasdaq Capital Market under the symbols “BCG” and “BCG.W”, respectively.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and impairment of intangible assets, the valuation of deferred income taxes, allowance for credit losses, and contingencies.

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional information see Note 4 - Revenues From Contracts with Customers.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of cash on deposit and money market funds, all of which have original maturities of three months or less.

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of December 31, 2023 and 2022, restricted cash amounted to approximately $0.4 million.

The Company regularly maintains cash, cash equivalents and restricted cash that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk from cash.

Receivables

Receivables, which amounted to approximately $10.5 and $13.0 million as of January 1, 2023 and 2022, respectively, represent amounts due to the Company from its clearing broker, clients, financial institutions and others. Receivables consists of unconditional amounts due to the Company and are reported at amortized costs. All receivables are uncollateralized.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of December 31, 2023, December 31, 2022, and January 1, 2022, in the amount of $0.2 million.

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets once the asset is placed in service, which range from 2 to 10 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the useful life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2023 and 2022.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the years ended December 31, 2023 and 2022.

Intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 to 10 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value.

There was no impairment of intangible assets recognized for the years ended December 31, 2023 and 2022. See Note 8 - Intangible Assets, for additional information regarding the Company’s intangible assets.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized as additional interest expense over the expected term of the related debt agreement. Debt issuance costs are presented as a direct reduction from the carrying amount of the related debt liability.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company accounts for its leases in accordance with FASB ASC 842- Leases. The Company is a lessee in several noncancelable operating leases for office space. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and right of use (“ROU”) asset at the commencement date of the lease.

ROU assets. A lessee’s ROU asset is measured at the commencement date at the amount of the initially measured lease liability plus any lease payments made to the lessor before or at the commencement date, minus any lease incentives received; plus any initial direct costs. Unless impaired, the ROU asset is subsequently measured throughout the lease term at the amount of the lease liability (that is, present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease cost for lease payments is recognized on a straight-line basis over the lease term.

Lease Liabilities. A lease liability is measured based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate and are measured using the index or rate at the commencement date. Lease payments, including variable payments based on an index rate, are remeasured when any of the following occur: (1) the lease is modified (and the modification is not accounted for as a separate contract), (2) certain contingencies related to the variable lease payments are resolved, or (3) there is a reassessment of any of the following: the lease term, purchase options or amounts that are probable of being owed under a residual value guarantee. The discount rate is the implicit rate if it is readily determinable; otherwise, the Company uses its incremental borrowing rate. The implicit rates of the Company’s leases are not readily determinable; accordingly, the Company uses it incremental rate based on the information available at the commencement date for each lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company determines its incremental borrowing rates by starting with the interest rates on its recent borrowings and other observable market rates and adjusting those rates to reflect the differences in the amount collateral and the payment terms of the leases.

Accounting policy election for short-term leases. The Company has elected, for all underlying classes of assets, to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement, and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes lease cost associated with its short-term leases on a straight-line basis over the lease term.

See Note 12 - Leases for additional information.

Income Taxes

WMS is treated as a partnership for income tax purposes and therefore not subject to federal taxes. The Company is subject to certain state and local income taxes.

The PKSH Entities, Cabot Entities and WEG are taxable entities and are subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates deferred tax assets and net operating loss carryforwards to determine their recoverability based primarily on the Company’s ability to generate future taxable income. A valuation allowance may be established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, the Company must recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Contingent Liabilities

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates potential losses become probable and can be reasonably estimated. Whether a potential loss is probable and can be reasonably estimated is based on currently available information and is subject to significant judgment, a variety of assumptions and uncertainties.

When a potential loss is probable and the loss or range of loss can be estimated, the Company will accrue the most likely amount within that range. No liability is recognized for those matters which, in management’s judgment, the determination of a reasonable estimate of potential loss is not possible, or for which a potential loss is not determined to be probable.

The determination of these liability amounts requires significant judgment on the part of management. See Note 14 – Commitments and Contingencies for additional information.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the years ended December 31, 2023 and 2022 that materially impacted the Company’s consolidated financial statements and related disclosures.

4.REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.

Commissions

Commission revenues represent sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products. The Company views the selling, distribution and marketing, or any combination thereof, of investment products to such clients as a single performance obligation to the product sponsors.

The Company is the principal for commission revenues, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenues are reported on a gross basis.

The Company generates two types of commission revenues: sales-based commissions that are recognized at the point of sale on the trade date and trailing commissions that are recognized over time as earned. Sales-based commission revenues vary by investment product and are based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenues are generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and are recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenues are based on the market value of clients’ investment holdings, the consideration is variable, and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts. The constraint is removed once the value of the clients’ investment holdings can be determined.

Advisory Fees

Advisory fees represent fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice, brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. These revenues are recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenues generated from the Company’s corporate advisory platform are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. As such, the consideration for these revenues is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the value of the clients’ investments holdings can be determined.

The Company provides advisory services to clients on its corporate advisory platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenues on a gross basis, as the Company is responsible for satisfying the performance obligations and has control over determining the fees.

4.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents total revenues from contracts with customers disaggregated by investment product for the years ended December 31 (in thousands):

	For the years ended December 31,
Revenue From Contracts With Customers	2023	2022
Variable annuities and other insurance commissions	$102,218	$104,700
Mutual fund commissions	19,022	19,688
Securities commissions	10,810	12,589
Alternative investments	6,141	12,320
Advisory fees	21,668	23,107
Total Revenue From Contracts With Customers	$159,859	$172,404

The following tables presents sales-based and trailing revenues disaggregated by product category for the years ended December 31 (in thousands):

Sales-based (Point in time)	2023	2022
Variable annuities and other insurance commissions	$52,209	$53,530
Mutual fund commissions	5,422	5,623
Securities commissions	10,810	12,589
Alternative investments	6,084	12,246
Total Sales Based Revenues	$74,525	$83,988

Trailing (Over time)	2023	2022
Variable annuities and other insurance commissions	$50,009	$51,170
Mutual fund commissions	13,600	14,065
Advisory fees	21,668	23,107
Alternative investments	57	74
Total Trailing Revenues	85,334	88,416
Total Revenue From Contracts With Customers	$159,859	$172,404

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of December 31, 2023 and 2022, the Company had receivables from contracts with customers totaling approximately $8.9 million and $8.6 million, respectively. The opening balance of receivables from contracts with customers was approximately $10.0 million as of January 1, 2022. As of December 31, 2023, December 31, 2022, and January 1, 2022, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents. This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

5.DUE FROM CLEARING BROKER AND CLEARING DEPOSIT

PKSI, CLS and WEG clear customer transactions through a clearing broker and, therefore, they operate pursuant to exemptions contained in Rule 15c3-3 of the Securities and Exchange Act of 1934. As of December 31, 2023 and 2022 , clearing deposits, which are included in other assets on the consolidated statements of financial condition and receivables due from clearing brokers were as follows (in thousands):

	2023		2022
		Due from		Due from
	Clearing	Clearing	Clearing	Clearing
Entity	Deposit	Broker	Deposit	Broker
PKSI	$519	$373	$326	$406
CLS	180	214	180	155
WEG	175	44	175	80
Total	$874	$631	$681	$641

6.FAIR VALUE

FASB ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

●	Level 1 - Inputs use quoted unadjusted prices in active markets for identical assets or liabilities that the Company can access.
●	Level 2 - Fair value measurements use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
●	Level 3 - Inputs that are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The inputs or methodology used for valuing assets and liabilities are not necessarily an indication of the risk associated with investing in those assets and liabilities.

Certain financial instruments are carried at cost on the consolidated statements of financial condition, which approximates fair value due to their short-term, highly liquid nature. The carrying value of debt approximates their fair value since the interest rates on these obligations represent current market rates.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31 (in thousands):

	2023	2022
Computer hardware	$2,587	$2,601
Office furniture and equipment	971	1,010
Leasehold improvements	41	44
	3,599	3,655

Less: accumulated depreciation and amortization	(2,625)	(2,195)
Property and equipment, net	$974	$1,460

Depreciation and amortization expense related to property and equipment amounted to approximately $0.5 million for the years ended December 31, 2023 and 2022.

8.INTANGIBLE ASSETS

The components of intangible assets were as follows as of December 31, 2023 (in thousands):

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Policies and procedures library	5 years	$2,200	$2,200	$—
Developed technology	7 years	1,600	1,391	209
Trade name	10 years	3,500	2,129	1,371
Total		$7,300	$5,720	$1,580

The components of intangible assets were as follows as of December 31, 2022:

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Policies and procedures library	5 years	$2,200	$2,200	$—
Developed technology	7 years	1,600	1,162	438
Trade name	10 years	3,500	1,779	1,721
Total		$7,300	$5,141	$2,159

Amortization expense related to intangible assets amounted to approximately $0.6 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the estimated future amortization expense for intangible assets over the next four years is as follows (in thousands):

2024	$560
2025	350
2026	350
2027	320
$1,580

9.DEBT

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of December 31, 2023) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of December 31, 2023 and 2022, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $17,6 million and $19,.5 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of December 31, 2023 and 2022, the outstanding balance of this note, net of unamortized debt issuance costs was $3.2 million and $3.4 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of December 31, 2022 and March 31, 2023, the Company did not meet a certain debt service coverage ratio and subsequently obtained a waiver from Oak Street for such covenant violations. For the period from April 1, 2023 to December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum calendar year payments and maturities of the Oak Street notes as of December 31, 2023, are as follows (in thousands):

2024	$2,418
2025	2,702
2026	3,012
2027	3,357
2028	3,739
Thereafter	6,239
Total	$21,467

Subsequent to December 31, 2023, and in connection with the closing of the Business Combination, the Company entered into an amendment to the Credit Agreement with Oak Street providing for, among other things, consenting to the Business Combination, and the payoff and restructuring of certain debt obligations. Additionally, the rate of interest being charged will increase at rate of .15% per annum until the interest rate reaches a maximum of 15.00%, provided that in no event the interest rate will not be less than 10.75% (the “Floor”). Additionally, in connection with the amendment the Company has agreed to pay a fee equal to $0.14 million (the “Deferred Fee”), which is due and payable in the amounts of $0.025 million and $0.115 million on June 12, 2024 and August 12, 2024, respectively. If the obligations under this Credit Agreement are paid in full prior to the respective deferral fee dates, the respective deferral fees would be waived.

The amended Credit Agreement also includes a guarantee provision whereby each of the Company, KWAC, Holdings and MHC Securities, LLC are guarantors under the Credit Agreement. Additionally, certain of the members of the Company provide guarantees under the Credit Agreement.

10.PROMISSORY NOTES – AFFILIATES

On November 30, 2017, WMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes has continued to accrue until such time as these notes are paid.

Additionally, in connection with the acquisition of the PKSH Entities, the Company agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes have been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes has continued to accrue until such time as these notes are paid.

As of December 31, 2023 and 2022, the amount of principal and accrued interest related to these promissory notes were approximately $12.2 million and $11.6 million, respectively. Related interest expense was approximately $0.9 million for each of the years ended December 31, 2023 and 2022.

Subsequent to December 31, 2023, and in connection with the closing of the Business Combination, the Company paid approximately $3,5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into a new promissory note in the principal amount of approximately $5.3 million. The terms of this new promissory note provides for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum.

11.DUE TO MEMBERS

The Company has entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2023 and 2022, the amount of principal and accrued interest related to these notes were approximately $5.2 million and $4.7 million, respectively. The notes bear interest at the rate of 10% and are due on demand. For the years ended December 31, 2023 and 2022 interest expense related to these notes amounted to approximately $0.4 million and $0.5 million, respectively.

Subsequent to December 31, 2023, and in connection with the closing of the Business Combination, the noteholders agreed to satisfy all outstanding obligations, including the payment of principal and interest, in exchange for an amount of cash equal to approximately $0.9 million, forgiveness of certain other obligations owed to a noteholder and the issuance of 357,000 shares of Company Common Stock of Binah Capital Group, Inc.

12.LEASES

The Company has obligations as a lessee for office space with initial noncancelable terms in excess of one year. The Company classifies these leases as operating leases. These leases generally contain renewal options for periods ranging from 2 to 10 years. Because the Company is not reasonably certain to exercise these renewal options, the optional periods are not included in determining the lease term, and associated payments under these renewal options are excluded from lease payments used to determine the lease liability. The Company’s leases do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for many of the Company’s leases, variable payments. The Company’s office space leases require it to make variable payments for the Company’s proportionate share of the building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

The components of lease cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Operating lease cost	$1,141	$908
Variable lease cost	48	41
Total lease cost	$1,189	$950

Total lease cost is included rent and occupancy on the consolidated statements of operations.

Amounts reported in the consolidated statements of financial condition as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Operating leases ROU assets	$4,332	$4,524
Operating lease liabilities	$4,381	$4,527

Other supplemental information related to leases as of December 31, 2023 and 2022 was as follows:

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating leases	$466	$673

ROU assets obtained in exchange for lease liabilities for the year ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating leases	$319	$998

Reductions to ROU assets and lease liabilities as a result of lease termination during the year ended December 31, 2022 (in thousands):

2022
ROU asset	$1,670
Lease liability	$2,189

12.LEASES (continued)

Weighted-average remaining lease term as of December 31, 2023 and 2022:

	2023	2022
Operating leases	6.7 years	8.0 years

Weighted-average discount rate as of December 31, 2023 and 2022:

	2023	2022
Operating leases	5.5%	5.6%

Amounts disclosed for ROU assets obtained in exchange for lease liabilities and reductions to ROU assets resulting from reductions to lease liabilities include amounts added to or reduced from the carrying amount of ROU assets resulting from new leases, lease modifications or reassessments.

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$768
2025	777
2026	767
2027	731
2028	731
Thereafter	1,400
5,174
Less: Imputed interest	(792)
Lease liability	$4,382

Sublease

CLS entered into an agreement to sublease its former office space which expired September 2022. Rental income and reimbursement of lease costs for the year ended December 31, 2022 amounted to approximately $0.2 million and is included in other income in the accompanying consolidated statement of operations.

13.INCOME TAXES

WMS is classified as a partnership for income tax purposes and is therefore not subject to federal,  and certain state, and local income taxes. PKSH elected to be taxed as a corporation. The PKSH Entities and WEG are taxable entities and are subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only, which is the primary reason for the difference between the statutory tax rate and the effective tax rate.

The income tax provision (benefit) for the years ended December 31, consisted of the following:

	2023	2022
Federal:
Current	$180	$(174)
Deferred	(354)	512

State and local:
Current	119	181
Deferred	(30)	61
Income tax provision (benefit)	$(85)	$580

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2023 was as follows:

U.S federal statutory rate	21.00%
State income taxes, net of federal benefit	13.21%
Non-deductible meals and entertainment	6.32%
Deferred adjustments	(127.28)%
Non-taxable pass through entities	69.74%
Other adjustments	(0.48)%

Effective rate	(17.49)%

Deferred Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, and net operating loss carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

	2023	2022
Deferred tax assets/(liabilities):
Property, and equipment, net	$(92)	$79
IRC 163(j) interest limitation, carryover	190	47
Net operating loss	832	391
Other	63	56
Total	993	573
Valuation Allowance	—	—
Net deferred tax liability	$993	$573

13.INCOME TAXES (continued)

Net Operating Losses

At December 31, 2023, the Company and its subsidiaries had federal and state net operating loss carry forwards of approximately $4.4 million. These carry forward losses are available to offset future U.S. federal and state taxable income and are not subject to IRC Section 382 limitations. All federal net operating losses being carried forward were incurred in tax years beginning after December 31, 2017, and therefore will carry forward indefinitely.

Valuation Allowance

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance and has concluded that a valuation allowance is not warranted.

Unrecognized Tax Benefits

Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the year ended December 31, 2023.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and other expense, respectively. There were no amounts accrued for interest or penalties on unrecognized tax benefits for the year ended December 31, 2023. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is generally not subject to examinations for its federal and state returns for any periods prior to the 2018 tax year. The Company is not currently under examination for any tax years.

14.COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the accompanying consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company is a defendant or respondent in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Claim amounts are infrequently indicative of the actual amounts the Company will be liable for, if any. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

In many lawsuits, arbitrations, and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter.

Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. The Company believes, based upon current information, that the outcome of any such legal proceeding, claim, dispute, or investigation will not have a material effect on the Company’s financial position, results of operations or cash flows. However, the actual outcomes of such legal proceedings, claims, disputes, or investigations could be material to the Company’s operating results and cash flows for a particular future period as additional information is obtained.

Settlement Agreements

On August 18, 2021, the Company entered into a 2021 Settlement Agreement with the Saginaw Chippewa Indian Tribe of Michigan whereby the Paying Parties, as defined, were to make six payments totaling approximately $3.7 million, which represented the remaining amount due plus interest. The members of the Company, under the terms of an agreement are jointly and severally liable for the full settlement amount. The Company entered into a First Amendment to the 2021 Settlement Agreement on February 17, 2022, which stipulated that payment terms of the remaining amount owed of approximately $1.5 million, plus interest to be paid during 2022. Such amount was satisfied in June 2022 and recorded as a distribution of members’ capital.

14.COMMITMENTS AND CONTINGENCIES (continued)

Indemnification

The activities of the Company’s customers are transacted on either a cash or margin basis through the facilities of its clearing broker. In margin transactions, the clearing broker extends credit to the customers, subject to various regulatory and margin requirements, collateralized by cash and securities in the customer’s account. In connection with these activities, the clearing broker may also execute and clear customer transactions involving the sale of securities not yet purchased.

The clearing broker monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary.

These transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses which the customers may incur. In the event the customers fail to satisfy their obligations to the clearing broker, the Company may be required to compensate the clearing broker for losses incurred on behalf of the customers.

The Company, through its clearing broker, seeks to control the risk associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. As of December 31, 2023 and 2022, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

15.RELATED-PARTY TRANSACTIONS

Certain of the Company’s subsidiaries earn revenue from entities that are controlled by a principal member of the Company as well as from entities controlled or by individuals that are members or officers of the Company. The revenue earned by the subsidiaries and amounts due to or due from these affiliated entities as of and for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Revenue		Due from/(Due to)
Subsidiary	2023	2022	2023	2022
PKSI	$—	$8	$—	$—
CLS	1,000	1,491	(0.1)	—
WEG	—	4,123	—	—
Total	$1,000	$5,622	$(0.1)	$—

The revenue amounts and amounts due to and due from are included in commissions on the accompanying consolidated statements of operations and other assets on the consolidated statements of financial condition, respectively.

16.MEMBERS’ EQUITY

Incentive units

The Company authorized a class of units designated as Incentive Units. As of December 31, 2023 and 2022, no Incentive Units have been issued.

Voting Rights - Incentive Units will generally have no voting rights, except as required by law.

Profit interest - Incentive Units constitute an interest in the profits of the Company. All Incentive Units received by a service provider are received in exchange for the provision of services by the service provider for the benefit of the Company.

Call Right - At any time prior to the consummation of a Qualified Public Offering or a Change of Control, following the termination of employment or other engagement of any service provider with the Company, the Company may, at its election, require the service provider to sell to the Company all or any portion of such service provider’s Incentive Units at the following respective purchase prices:

For any Incentive Units that have not vested pursuant to the terms of the incentive plan or any award agreement (“Restricted Incentive Units”), under all circumstances of termination, a price equal to the lesser of their fair value or their initial cost (the “Cause Purchase Price”).

For any Incentive Units that have vested pursuant to the terms of the incentive plan or any associated award agreement (“Unrestricted Incentive Units”), the Cause Purchase Price, in the event of:

●	Service provider is terminated with cause; or
●	Service provider resigns without good reason.

For the Unrestricted Incentive Units, a price equal to their fair value, in the event of:

●	Service provider is terminated without cause;
●	Service provider resigns for good reason;
●	Service provider resigns for any reason after 5 years; or
●	Death or disability.

Put Right - At any time prior to the consummation of a Qualified Public Offering or a Change of Control, if a service provider’s employment or other engagement with the Company is terminated as a result of such service provider’s death or disability, and the Company has not delivered a repurchase notice within ninety (90) days of such termination, then, subject to certain other provisions, such service provider may elect to sell to the Company all or any percentage of the Unrestricted Incentive Units held by such Person at a price equal to the fair value of such Unrestricted Incentive Units as of the date of termination.

16.MEMBERS’ EQUITY (continued)

Class A Preferred Units

The Company authorized a class of units designated as Class A Preferred Units. As of December 31, 2023 and 2022, no Class A Preferred Units have been issued.

Voting Rights - Class A Preferred Units will generally have no voting rights, except as required by law.

Pre-Emptive Rights - Class A Preferred Units will have the right to purchase their applicable pro rata portion of any new securities that the Company may from time to time propose to issue or sell to any party after the consummation of a Qualified Public Offering.

Protective Provisions - For as long as the Class A Preferred Units are outstanding, the holders will be afforded certain protection provisions pursuant to the warrant holders’ rights agreement. There were no warrants outstanding as of December 31, 2023 and 2022, respectively.

Class B Preferred Units

The Company authorized a class of units designated as Class B Preferred Units. Effective September 4, 2023, the Company entered into an agreement with the holder of the Class B Preferred Units whereby beginning on September 30, 2023, monthly payments in the amount of $61,676 (inclusive of the principal and the yield) will be made to redeem the Class B Preferred Unit holders. The payment of the Class B Preferred Units are intended to be completed no later than eighteen months from the date or the agreement or upon the consummation of the contemplated Business Combination. As of December 31, 2023 and 2022, 260,834 and 277,364 Class B Preferred Units are outstanding at a value of $2.6 million and $2,8 million, respectively.

Voting Rights - Class B Preferred Units will generally have no voting rights, except as required by law, and except that the affirmative vote of the holders of a majority of the then outstanding units of Class B Preferred Units is required to authorize the issuance of any units that are senior in any respect to the Class B Preferred Units.

Pre-Emptive Rights - Class B Preferred Units will have the right to purchase their applicable pro rata portion of any new securities that the Company may from time to time propose to issue or sell to any party between the date of issuance and the consummation of a Qualified Public Offering.

Conversion - Class B Preferred Units are convertible into Common Units (subject to adjustment as provided in the related operating agreements, rights and limitations) at any time at the option of the holder at a conversion price equal to (a) if the conversion notice date is on or prior to the date that is 6 months after the closing date, the result of $10,172,877 divided by the number of Common Units outstanding as of the conversion notice date. Or (b), if the conversion notice date is after the date that is 6 months after the closing date, the result of (x) enterprise value less net debt less aggregate Class B Preferred unreturned capital value of all outstanding Class B Preferred Units as of the measurement date (all as defined) divided by (y) the number of Common Units as of the conversion notice date. The Class B Preferred Units are convertible up to only an aggregate of 10% of the fully diluted outstanding equity interests of WMS.

Redemption - Class B Preferred Units are redeemable upon a change in control, the termination of employment of the holder or upon exercise by the holder on the third anniversary of the instrument. The redemption price of a Class B Preferred Unit shall be equal to the sum of (x) the Class B preferred yield in respect of such Class B Preferred Unit and the Class B Preferred capital value, (all as defined) less (y) the aggregate amount of all distributions made by the Company in respect of such Class B Preferred Unit.

Preferred Yield - Class B Preferred Units are entitled to a cumulative preferred yield of 2.06% per annum and a default rate of 9% per annum, compounded quarterly, on the sum of (a) the Class B Preferred Unit unreturned capital value and (b) the Class B

16.MEMBERS’ EQUITY (continued)

Preferred unpaid yield accumulated for all prior quarterly compounding periods. For the year ended December 31, 2022, the cumulative preferred yield amounted to approximately $0.3 million, which was paid during the year ended December 31, 2023.

Subsequent to December 31, 2023, and in connection with the Business Combination, the Class B Preferred units were redeemed in full for approximately $2,5 million.

Common Units

The Company authorized a class of units designated as Common Units, which have voting rights. As of December 31, 2023 and 2022, there are 1,325,433 Common Units issued and outstanding at a value of approximately $12.3 million.

Priority of Distributions

The priority of distributions after making any required tax advances is as follows:

1.	Pro rata to the holders of Class A Preferred Units on a fully diluted basis in an amount equal to the product of (a) the aggregate distribution amount; times (b) this group’s fully diluted membership interest expressed as a percentage of the overall fully diluted membership interest;
2.	Pro rata to the holders of Class B Preferred Units in an amount equal to any unpaid cumulative preferred yield;
3.	Pro rata to the holders of Class B Preferred Units in an amount equal to any unreturned capital contribution;
4.	Pro rata to the holders of Common Units in an amount equal to any unreturned capital contribution;
5.	Pro rata to the holders of Common Units and Incentive Units in an amount equal to any remainder.

17.RETIREMENT PLAN

PKSI maintains a 401(k) retirement plan for the benefit of its employees. Contributions to the PKSI Plan are limited to a maximum of 3% of employee compensation and are based upon employee contributions. Employees must be 21 years of age and employed for three months to participate. The PKSI contribution to the plan amounted to approximately $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Additionally, WEG maintains a 401(k) plan for qualified employees. WEG matches 50% of employee contributions up to 3% of employee compensation, and may make discretionary contributions to the plan, subject to certain limitations as set forth in the plan agreement. WEG’s aggregate contribution to the plan for the years ended December 31, 2023 and 2022 was approximately $0.02 million and $0.03 million, respectively. WEG also has a separate profit-sharing plan, making discretionary contributions as defined in the plan, subject to certain limitations set forth in the plan agreement. The Company did not make a separate profit-sharing plan contribution for the years ended December 31, 2023 and 2022.

18.NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. At December 31, 2023 and 2022, all broker-dealers had net capital in excess of the required minimums.

19.CREDIT RISK AND CONCENTRATIONS

Financial instruments that subject the Company to credit risk consist principally of receivables and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its counterparties and, based upon factors surrounding the credit risk of its counterparties, establishes an allowance for credit losses and, consequently, believes that its receivables credit risk exposure beyond such allowances is limited.

20.SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to April 16, 2024, the date that the consolidated financial statements were available to be issued.