Form 10-Q
period 2024-03-31
Binah Capital Group, Inc.
filed 2024-05-24
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-40742

Binah Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-3276689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 State Street

Albany, NY 12207

(Address of Principal Executive Offices, including zip code)

(212) 404-7002

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BCG	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	BCGWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐   No  ☒

On May 15, 2024, there were 16,565,885 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	March 31, 2024	December 31, 2023
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$6,180	$7,621
Receivables:
Commission receivable	8,554	8,220
Due from clearing broker	515	631
Other	1,532	1,587
Property and equipment, net	854	974
Right of use asset	4,184	4,332
Intangible assets, net	1,436	1,580
Goodwill	39,839	39,839
Other assets	2,741	2,626

TOTAL ASSETS	$65,835	$67,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$8,452	$9,082
Commissions payable	9,718	10,676
Operating lease liability	4,243	4,381
Notes payable, net of unamortized debt issuance costs of $619 and $645 as of March 31, 2024 and December 31, 2023, respectively	20,266	20,822
Promissory notes-affiliates	5,335	12,177
Due to members	—	5,169

TOTAL LIABILITIES	48,014	62,307

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,500,000 shares outstanding at March 31, 2024	14,400	—
Stockholders’ Equity and Members’ Equity:
Common stock, $0.0001 par value, 55,000,000 authorized, 16,565,885 issued and outstanding at March 31, 2024	—	—
Additional paid-in-capital	23,693	—
Accumulated deficit	(20,272)	—
Members’ Equity attributed to Legacy Wentworth Management Services LLC	—	5,103
Total Stockholders’ Equity, Mezzanine Equity and Members’ Equity Attributable to Wentworth Management Services LLC	17,821	5,103

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$65,835	$67,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenues:
Revenue from Contracts with Customers:
Commissions	$34,395	$35,321
Advisory fees	5,685	5,627
Total Revenue from Contracts with Customers	40,080	40,948
Interest and other income	1,369	2,437

Total revenues	41,449	43,385

Expenses:
Commissions and fees	33,655	35,084
Employee compensation and benefits	3,457	3,500
Rent and occupancy	295	304
Professional fees	4,337	746
Technology fees	362	537
Interest	1,062	1,173
Depreciation and amortization	301	276
Other	(578)	408

Total expenses	42,891	42,028

Income (loss) before provision for income taxes	(1,442)	1,357

Provision for income taxes	139	285

Net income (loss)	$(1,581)	$1,072

Net income attributable to Legacy Wentworth Management Services LLC members	730	1,072

Net loss attributable to Binah Capital Group, Inc.	$(2,311)	$—

Net income loss per share basic and diluted	$(0.14)	—

Weighted average shares: basic and diluted	16,565,885	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands except for share and per share amounts)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

		Redeemable Convertible Preferred Stock		Common Stock
								Total
	Equity Attributed to							Stockholders’
	Legacy Wentworth							Equity, Mezzanine Equity and
	Management Services					Additional Paid-	Accumulated	Members’
	LLC	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	16,566	—	23,693	(17,961)	(16)

Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	14,400

Net loss attributable to Binah Capital Group, Inc. post transaction	—	—	—	—	—	—	(2,311)	(2,311)

Balance March 31, 2024	$—	1,500	$14,400	16,566	$—	$23,693	$(20,272)	$17,821

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Equity Attributed to
	Legacy Wentworth
	Management Services	Total Members’
	LLC	Equity

Balance January 1, 2023	$4,897	$4,897

Distribution of capital	(200)	(200)

Net Income	1,072	1,072

Balance March 31, 2023	5,769	5,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands except for share and per share amounts)

	For the three months ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(1,581)	$1,072
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	275	276
Amortization of debt issuance costs	26	26
Non-cash lease expense	148	89
Capitalized interest - promissory notes-affiliates	—	172
Capitalized interest - due to members	—	106
Changes in operating assets and liabilities:
Due from clearing broker	116	68
Commissions receivable	(334)	114
Other receivables	55	(63)
Other assets	(116)	(322)
Accounts payable, accrued expenses and other liabilities	(630)	(234)
Commissions payable	(958)	(839)
Operating lease liabilities	(138)	(84)
Net Cash (Used in) Provided By Operating Activities	(3,136)	381

Cash Flows From Investing Activities
Purchases of property and equipment	(11)	(87)
Net Cash Used In Investing Activities	(11)	(87)

Cash Flows From Financing Activities
Repayment - notes payable	(582)	(551)
Repayment of promissory notes-affiliates	(6,842)	—
Repayment of borrowings from members	(5,169)	—
Net payments for reverse merger and recapitalization	(16)	—
Proceeds from redeemable convertible preferred stock issuance (“PIPE Financing”)	14,400	—
Distribution of capital	(85)	(200)
Net Cash Provided by (Used in) Financing Activities	1,706	(751)

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,441)	(457)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	7,621	7,849

Cash, Cash Equivalents and Restricted Cash - End of Period	$6,180	$7,394

Cash Paid During the Period for:
Interest	$1,062	$895
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Binah Capital Group, Inc. (“Binah Capital”, “Holdings” or the “Company,” representing the consolidated group.), is a Delaware Corporation, formed on June 27, 2022 that serves as a holding company for its wholly-owned subsidiaries operating in the retail wealth management business.

Binah Capital through its wholly owned subsidiary Wentworth Management Services LLC (“Wentworth”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) is headquartered in Albany, New York and branch offices throughout the United States of America, and includes the following entities (the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is an independent broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an independent investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities.
●	Cabot Lodge Securities LLC maintains offices in New York, New York and branch offices throughout the United States of America and includes the following entities.
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners (“WFP”) (f/k/a CL General Agency), a Delaware Limited Liability Company is an insurance entity providing financial services to clients.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)
●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities:
o	MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Michigan Advisors, Inc., (“MAI”) incorporated in the State of Michigan, was a SEC registered investment advisor. MAI withdrew its registration in September 2021.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the state of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

Basis of Presentation

Reverse Recapitalization

On March 15, 2024 (the “Closing Date”), Binah Capital consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated July 7, 2022 (as amended, the “Merger Agreement” and the consummation of such contemplated transactions, the “Closing”), by and among Kingswood Acquisition Corp, a Delaware corporation (“KWAC”), Binah Capital, Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”). Binah Capital, Kingswood Merger Sub and Wentworth Merger Sub were newly formed entities that were formed for the sole purpose of entering into and consummating the transaction set forth in the Merger Agreement. Binah Capital was a wholly-owned direct subsidiary of KWAC and both Kingswood Merger Sub and Wentworth Merger Sub were wholly-owned direct subsidiaries of Binah Capital. On the Closing Date, Kingswood Merger Sub merged with and into KWAC, with KWAC continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital and Wentworth Merger Sub merged with and into Wentworth, with Wentworth continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital. Following the Wentworth merger, KWAC acquired, and Binah Capital contributed to KWAC all of the common units of Wentworth directly held by Binah Capital after the Wentworth merger, such that, following the Binah Capital contribution, Wentworth became a wholly-owned subsidiary of KWAC.

Notwithstanding the legal form of the Merger pursuant to the Business Combination Agreement, the Merger is accounted for as a reverse recapitalization. Under this method of accounting, KWAC is expected to be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Binah Capital will represent a continuation of the consolidated financial statements of Wentworth with the business combination treated as the equivalent of the Wentworth issuing shares for the net assets of KWAC, accompanied by a recapitalization. The net assets of KWAC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of Wentworth in future reports of Holdings (See Note 3 – Mergers and Recapitalization).

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC. The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2023. The unaudited consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024. The accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. Significant inter-company transactions and balances were eliminated in consolidation.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and impairments of intangible assets and deferred income taxes, allowance for credit losses, and contingencies.

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of March 31, 2024, and December 31, 2023 restricted cash amounted to approximately $0.4 million.

The Company regularly maintains cash, cash equivalents and restricted cash that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk from cash.

Receivables

Receivables, which amounted to approximately $10.3 million and $10.5 million as of January 1, 2024, and 2023, respectively, represent amounts due to the Company from its clearing brokers, clients, financial institutions and other. Receivables consists of unconditional amounts due and are reported at amortized costs. All receivables are uncollateralized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of March 31, 2024, and December 31, 2023, and January 1, 2023 in the amount of $0.2 million.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended March 31, 2024, and 2023.

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

There was no impairment of intangible assets recognized for the periods ended March 31, 2024 and 2023.

Income Taxes

For the periods prior to the Reverse Merger and Recapitalization, Wentworth was treated as a partnership for income tax purposes and therefore not subject to federal taxes. Wentworth was subject to certain state and local income taxes. Additionally, KWAC was treated as a corporation and subject to U.S. federal income taxes, in addition to state and local income taxes.

Subsequent to the Reverse Merger and Recapitalization, KWAC, a wholly-owned subsidiary of Holdings, is the parent company of Wentworth, which is treated as a partnership for federal income tax purposes. As a partnership, Wentworth is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including KWAC. KWAC is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of Wentworth.  Additionally, Binah Capital Group, Inc., a corporation, is subject to U.S. federal income taxes, in addition to state and local income taxes.

KWAC, the PKSH Entities, Cabot Entities and WEG are taxable entities subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss Per Share

Basic earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted net income per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and conversion of the Company’s preferred stock. Net income (loss) per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the financial statements because the equity structure materially changed in connection with the Merger.

Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.

As a result of the Reverse Recapitalization, the Company has issued and has outstanding warrants. The Company evaluates the warrants, to determine if such instruments should be considered stock-based compensation, pursuant to ASC Topic 718, and if not in the scope of ASC 718, if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815. The determination of whether the instrument should be classified as stock-based compensation or a derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Warrants issued to non-employees (the “Non-employee Warrants”) were not classified as stock-based compensation as there is no condition of employment such that the granting of the shares does not represent compensation. The Non-employee Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Public Warrants to non-employees are measured at fair value on recurring basis, using the market approach based upon the quoted market price of Binah Capital Group, Inc.’s Public Warrants at the end of each reporting period. Private Placement Warrants issued to non-employees are measured at fair value on a recurring basis based upon the quoted price for similar liabilities (Public Warrants issued to non-employees) in active markets as of the end of each period.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, and it thus may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements during the three months ended March 31, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

3.MERGER AND RECAPITALIZATION

Upon the consummation of the Business Combination, (i) the holders of shares of KWAC’s common stock (“KWAC Common Stock”) issued and outstanding immediately prior to the effective time of the Business Combination (other than any redeemed shares) received one share of common stock of Holdings (“Holdings Common Stock”) in exchange for each share of KWAC Common Stock held by them, subject to adjustment as more fully described herein, (ii) 1,100,000 shares of Holdings Common Stock issued to Sponsor was placed by Holdings into an escrow account and will not be released to the Sponsor unless the dollar volume-weighted average price of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the consummation of the Business Combination, (iii) the holders of each whole warrant to purchase KWAC Class A Common Stock received one warrant to purchase Holdings Common Stock at an exercise price of $11.50 per share, (iv) 12 million shares of Holdings Common Stock, subject to adjustment as more fully described herein, was issued to the equity holders of Wentworth in proportion to their ownership interests in Wentworth, (v) an additional 1,100,000 shares of Holdings Common Stock was issued to certain equity holders of Wentworth, (vi) 3,084,450 KWAC Private Placement Warrants held by Sponsor were forfeited immediately prior to the effective time of the Business Combination, and (vii) 3,084,450 warrants to purchase Holding Common Stock at an exercise price of $11.50 per share were issued to the equity holders of Wentworth in proportion to their ownership interests in Wentworth. As a result of the Business Combination, Wentworth became an indirect, wholly-owned subsidiary of Holdings.

3.MERGER AND RECAPITALIZATION (continued)

Additionally, on the Closing Date, Holdings entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Holdings applied to have the Holdings Common Stock and Holdings Warrants listed on the Nasdaq Global Market (the “Nasdaq”) under the symbols BCG and BCG.W, respectively. Prior to the mergers, the KWAC Class A Common Stock and KWAC Public Warrants were listed on the OTC Exchange under the symbols “KWAC” and “KWAC.WS,” respectively.

On March 26, 2024, Holdings received approval for Holding’s securities to be listed on the Nasdaq Stock Market LLC. Holdings common stock is listed on the Nasdaq Global Market and its warrants will be listed on the Nasdaq Capital Market under the symbols “BCG” and “BCG.W”, respectively.

4.REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations before the good or service is transferred and discretion in establishing the price.

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

The Company generates two types of commission revenues: sales-based commissions that are recognized at the point of sale on the trade date and trailing commissions that are recognized over time as earned. Sales-based commission revenues vary by investment product and are based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenues are generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and are recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenues are based on the market value of clients’ investment holdings, the consideration is variable, and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts. The constraint is removed once the investment holdings value can be determined.

4.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

Advisory Fees

Advisory fees represent fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice, brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. These revenues are recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenues generated from the Company’s corporate advisory platform are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. As such, the consideration for these revenues is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.

The Company provides advisory services to clients on its corporate advisory platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenues on a gross basis, as the Company is responsible for satisfying the performance obligations and has control over determining the fees.

The following table presents total revenue from contracts with customers disaggregated by investment product for the three months ended March 31(in thousands):

Revenue From Contracts With Customers	2024	2023
Variable annuities and other insurance commissions	$25,045	$26,247
Mutual fund commissions	4,429	4,886
Securities commissions	3,365	3,150
Alternative investments	1,556	1,038
Advisory fees	5,685	5,627
Total Revenue From Contracts With Customers	$40,080	$40,948

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended March 31 (in thousands):

Sales-based (Point in time)	2024	2023
Variable annuities and other insurance commissions	$9,437	$9,971
Mutual fund commissions	1,418	1,138
Securities commissions	3,365	3,150
Alternative investments	1,547	1,023
Total Sales Based Revenues	$15,767	$15,282

Trailing (Over time)	2024	2023
Variable annuities and other insurance commissions	$15,608	$16,276
Mutual fund commissions	3,011	3,748
Advisory fees	5,685	5,627
Alternative investments	9	15
Total Trailing Revenues	24,313	25,666
Total Revenue From Contracts With Customers	$40,080	$40,948

4.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of March 31, 2024, and December 31, 2023, the Company had receivables from contracts with customers totaling approximately $9.1 million and $8.9 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million and $8.6 million as of January 1, 2024, and January 1, 2023, respectively. As of March 31, 2024, and December 31, 2023, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

5.FAIR VALUE

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

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

Certain financial instruments are carried at cost on the statement of financial condition, which approximates fair value due to their short-term, highly liquid nature. The carrying value of debt approximates their fair value since the interest rates on these obligations represent current market rates.

6.DEBT

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of March 31, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $17.2 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of March 31, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $3.1 million and $3.2 million, respectively.

6.DEBT (continued)

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of March 31, 2024, are as follows (in thousands):

2024	$1,827
2025	2,693
2026	3,007
2027	3,356
2028	3,743
Thereafter	6,260
Total	$20,886

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

7.PROMISSORY NOTES – AFFILIATES

On November 30, 2017, Wentworth issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

Additionally, in connection with the acquisition of the PKSH Entities, Wentworth agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes had been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.2 million for the periods ended March 31, 2024 and 2023, respectively.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum.

8.DUE TO MEMBERS

Wentworth had entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2023, the amount of principal and accrued interest related to these notes were approximately $5.2 million. The notes carried an interest at the rate of 10% and were due on demand.

In connection with the closing of the Business Combination, the noteholders agreed to satisfy all outstanding obligations, including the payment of principal and interest, in exchange for an amount of cash equal to approximately $0.9 million, forgiveness of certain other obligations owed to a noteholder and the issuance of 357,000 shares of Common Stock of Binah Capital Group, Inc.

9.REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2024 (the “Funding Date”), in connection with the consummation of the Business Combination, Holdings and Wentworth entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share.

The Holdings Series A Stock has liquidation preferences in the event of a voluntary or involuntary liquidation as follows:

●	The greater of $12.50 per share of Holdings Series A Stock if such liquidation occurs prior to the first anniversary of the Funding Date;
●	$13.00 per share of Holdings Series A Stock if such liquidation occurs prior to the second anniversary of the Funding Date;
●	$15.00 per share of Holdings Series A Stock if such liquidation occurs prior to the third anniversary of the Funding Date;
●	$16.00 per share of Holdings Series A Stock if such liquidation occurs prior to the fourth anniversary of the Funding Date.

Holdings, at its option, may redeem the Series A Stock on any anniversary of the Funding date up to an including the fourth anniversary of the Funding date at the following redemption prices:

●	$11.50 per share of Series A Stock on the first anniversary of the Funding Date;
●	$13.00 per share of Series A Stock on the second anniversary of the Funding Date;
●	$15.00 per share of Series A Stock on the third anniversary of the Funding Date;
●	$16.00 per share of Series A Stock on the fourth anniversary of the Funding Date;

If the Series A Stock have not previously been redeemed or converted, the Series A Stock will be redeemed by Holdings on the fourth anniversary of the Funding Date.

10.WARRANTS

The following table summarizes the warrants outstanding as of March 31, 2024:

Class of Warrants	Number Outstanding
Public warrants	8,625,000
Private placement warrants	6,481,550
Total warrants outstanding	15,106,550

Each whole Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the Public Warrants at a price of $0.01 per share if the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The Private Warrants cannot be redeemed, even if sold or transferred to a non-affiliate. The Warrants will expire five years after the Closing Date or earlier upon redemption or liquidation.

Except as described in this section, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate (a distinction from other private placement warrants issued in connection with SPAC transactions).

The Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At March 31, 2024, the fair value of the warrant liabilities is approximately $0.5 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition.

11.INCOME TAXES

As a result of the Reverse Recapitalization, Binah Capital Group, Inc. is the parent company of KWAC, which is the parent company of Wentworth. KWAC is a corporation and subject to U.S. federal and certain state and local taxes. Wentworth is treated as a partnership for U.S. federal income tax purposes.

KWAC, the PKSH Entities, Cabot Entities and WEG are taxable entities and are subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only.

The effective tax rate was approximately (7) % for the period ended March 31, 2024. The effective income tax rate for the period ended March 31, 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization. The tax provision is related to the activities of the taxable entities including the PKSH Entities, Cabot Entities and WEG.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is generally not subject to examinations for its federal and state returns for any periods prior to the 2019 tax year. The Company is not currently under examination for any tax years.

12.NET LOSS PER SHARE

The Series A Preferred Stock does not have similar economic rights to the common stock and management does not consider them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A Preferred Stock outstanding during the period was not included in the calculation of weighted average common stock outstanding. The Public and Private Warrants were considered in diluted EPS under the treasury stock method, if dilutive.

Management determined that EPS was not presented for periods prior to the Merger as it was not considered to be meaningful.

The computation of loss per share and weighted average of the Company’s common stock outstanding for the period from the date of transaction close through March 31, 2024 is as follows (in thousands):

Net (loss) attributable to common stock for basic and diluted loss per share	$(2,311)
Weighted-average shares for basic and diluted loss per share	16,566
Basic and Diluted loss per share of common stock	$(0.14)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

Warrants	15,107

13.COMMITMENTS AND CONTINGENCIES

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

13.COMMITMENTS AND CONTINGENCIES (continued)

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

As of March 31, 2024, and December 31, 2023, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

14.COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,000,000 shares consisting of the following:

●	2,000,000 shares of Preferred Stock, par value $0.0001 per share, 1,500,000 shares issued and outstanding as of March 31, 2024; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,565,885 shares issued and outstanding as of March 31, 2024.

15.NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of and for the periods ended March 31, 2024 and December 31, 2023, all broker-dealers had net capital in excess of the required minimums.

16.CREDIT RISK AND CONCENTRATIONS

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

17.SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to May 23, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Binah Capital Group, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Business Overview

Binah Capital Group, Inc., a Delaware corporation (the “Company), is a leading consolidator of retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1900 registered individuals working within the financial services industries.

The Company focuses on three critical areas comprised of the hybrid, independent and W2 business models to allow affiliated advisors to choose the operating model that works best for them and run their practices on their own terms. The Company’s platform adds to its flexibility by providing a variety of custody and clearing firm options to accommodate the unique business needs of advisors.

The Merger

On March 15, 2024 (the “Closing Date”), Binah Capital consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated July 7, 2022 (as amended, the “Merger Agreement” and the consummation of such contemplated transactions, the “Closing”), by and among Kingswood Acquisition Corp, a Delaware corporation (“KWAC”), Binah Capital, Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”). Binah Capital, Kingswood Merger Sub and Wentworth Merger Sub were newly formed entities that were formed for the sole purpose of entering into and consummating the transaction set forth in the Merger Agreement. Binah Capital was a wholly-owned direct subsidiary of KWAC and both Kingswood Merger Sub and Wentworth Merger Sub were wholly-owned direct subsidiaries of Binah Capital. On the Closing Date, Kingswood Merger Sub merged with and into KWAC, with KWAC continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital and Wentworth Merger Sub merged with and into Wentworth, with Wentworth continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital. Following the Wentworth merger, KWAC acquired, and Binah Capital contributed to KWAC all of the common units of Wentworth directly held by Binah Capital after the Wentworth merger, such that, following the Binah Capital contribution, Wentworth became a wholly-owned subsidiary of KWAC.

Upon the consummation of the Business Combination, (i) the holders of shares of KWAC’s common stock (“KWAC Common Stock”) issued and outstanding immediately prior to the effective time of the Business Combination (other than any redeemed shares) received one share of common stock of Holdings (“Holdings Common Stock”) in exchange for each share of KWAC Common Stock held by them, subject to adjustment as more fully described herein, (ii) 1,100,000 shares of Holdings Common Stock issued to Sponsor was placed by Holdings into an escrow account and will not be released to the Sponsor unless the dollar volume-weighted average price of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the consummation of the Business Combination, (iii) the holders of each whole warrant to purchase KWAC Class A Common Stock received one warrant to purchase Holdings Common Stock at an exercise price of $11.50 per share, (iv) 12 million shares of Holdings Common Stock, subject to adjustment as more fully described herein, was issued to the equity holders of Wentworth in proportion to their ownership interests in Wentworth, (v) an additional 1,100,000 shares of Holdings Common Stock was issued to certain equity holders of Wentworth, (vi) 3,084,450 KWAC Private Placement Warrants held by Sponsor were forfeited immediately prior to the effective time of the Business Combination, and (vii) 3,084,450 warrants to purchase Holding Common Stock at an exercise price of $11.50 per share were issued to the equity holders of Wentworth in proportion to their ownership interests in Wentworth. As a result of the Business Combination, Wentworth became an indirect, wholly-owned subsidiary of Holdings.

Additionally, on the Closing Date, Holdings entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Our Sources of Revenue

Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors.

Executive Summary

Financial Highlights

Results for the period ended March 31, 2024 included a net loss of approximately $1.6 million and total revenue of approximately $41.0, which compares to net income and total revenue of $1.1 million and approximately $43.0 million, respectively, for the period ended March 31, 2023.

Asset Trends

Total advisory and brokerage assets served were $24.9 billion at March 31, 2024, compared to $22.8 at March 31, 2023. Total net new assets were $(1.5) billion for the period ended March 31, 2024, compared to $(1.1) billion for the same period in 2023.

Net new advisory assets were $(0.1) billion for the period ended March 31, 2024, compared to $(0.1) billion in 2023. Advisory assets were $2.2 billion at March 31, 2024, which is consistent with  the $2.2 billion at March 31, 2023.

Net new brokerage assets were $(1.4) billion for the period ended March 31, 2024, compared to $(1.0) in 2023. Brokerage assets were $22.7 billion at March 31, 2024, up 10% from $20.6 billion at March 31, 2023.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $7.8 million for the period ended March 31, 2024, a decrease of 6% from $8.3 million for the period ended March 31, 2023. See the ”Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

Key Performance Metrics and Non-GAAP Financial Measures

We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics of Gross Profit and EBITDA are “non-GAAP financial measures.” Our management periodically uses certain “non-GAAP financial measures,” as such term is defined under the rules of the SEC, to supplement our financial information presented in accordance with GAAP and to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Management believes that the non-GAAP financial measures of Gross Profit and EBITDA provide investors and analysts useful insight into our financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended March 31,
Operating Metric (dollars in billions)	2024	2023
Advisory and Brokerage Assets
Brokerage assets	$22.7	$20.6
Advisory assets	2.2	2.2
Total Advisory and Brokerage Assets	$24.9	$22.8

Net New Assets
Net new brokerage assets	$(1.4)	$(1.0)
Net new advisory assets	(0.1)	(0.1)
Total Net New Assets	$(1.5)	$(1.1)

Financial Metrics (dollars in millions)
Total revenue	$41.0	43.0
Net income (loss)	$(1.5)	1.1
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$7.0	8.0
EBITDA(2)	$(0.0)	2.8
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

	As of and for the Three Months Ended March 31,
Gross Profit	2024	2023
Total revenue	$41.0	43.0
Commission and fees	34.0	35.0
Gross Profit	$7.0	8.0
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

	As of and for the Three Months Ended March 31,
EBITDA Reconciliation	2024	2023
Net income (loss)	$(1.5)	1.1
Interest expense	1.1	1.2
Provision for income taxes	0.1	0.3
Depreciation and amortization	0.3	0.3
EBITDA	$(0.0)	2.8

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 1.6% in the first quarter of 2024, after growing at an annualized pace of 3.4% in the fourth quarter of last year. Although inflation, rising interest rates and volatile global markets were all headwinds the U.S. economy added roughly 829,000 jobs in the first quarter of 2024, while the unemployment rate averaged 3.8% in the first quarter of 2024, up slightly from the average in the prior quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the first quarter of 2024, Fed policymakers maintained the target range for the federal funds rate to 5.25% to 5.50%. The equity markets rebounded resulting in the S&P 500 returning 10.6% during the first quarter of 2024.

Please consult the Factors Affecting Our Financial Condition and Results of Operations, including those described in the section titled “Risk Factors.”

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

Results of Operations

The following presents an analysis of our results of operations for the period ended March 31, 2024 and 2023 (in thousands):

	For the periods ended March 31,
	2024	2023	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	34,395	35,321	(2.6)%
Advisory Fees	5,685	5,627	1.0%
Total Revenue from Contracts with Customers	40,080	40,948
Interest and other income	1,369	2,437	(43.8)%
Total revenues	41,449	43,385	(4.5)%

	For the periods ended March 31,
Expenses:	2024	2023
Commissions and fees	33,655	35,084	(4.1)%
Employee compensation and benefits	3,457	3,500	(1.3)%
Rent and occupancy	295	304	(2.9)%
Professional fees	4,292	746	475.4%
Technology fees	362	537	(32.6)%
Interest	1,062	1,173	(9.5)%
Depreciation and amortization	301	276	9.1%
Other	(578)	408	(241.8)%

Total expenses	42,846	42,028	1.9%

Income (loss) before provision (benefit) for income taxes	(1,397)	1,357	(203.0)%

Provision for income taxes	139	285	(51.2)%

Net income (loss)	$(1,536)	$1,072	(243.3)%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 — Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the period ended March 31, 2024, and 2023 for further details regarding our commission revenue by product category.

The following table sets forth the components of our commission revenue for the period ended March 31, 2024 and 2023 (in thousands):

	For the period ended March 31,
	2024	2023	$Change	% Change
Sales-based	$15,767	$15,282	485	3.2%
Trailing	18,628	20,039	(1,411)	(7.0)%
Total commission revenue	$34,395	$35,321	(926)	(2.6)%

Sales-based revenue increased by approximately $0.5 million or 3% for the period ended March 31, 2024 as compared to 2023. Trailing based revenue decreased by approximately $1.4 million or 7% for the period ended March 31, 2024 as compared to 2023. The increase in sales-based revenue for the period ended March 31, 2024 as compared to 2023 is attributable to an increase in the generation of transactional based products. The decrease in the trailing based revenues is primarily due to the net outflows of brokerage assets.

Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the periods ended March 31, 2024 and 2023 (in billions):

	Three Months Ended March 31,
	2024	2023
Brokerage Assets	$22.7	$20.6

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	Three Months Ended March 31,
	2024	2023
Trail-Eligible Assets	$14.8	$14.4

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	Three Months Ended March 31,
	2024	2023
Balance – Beginning of period	$21.8	$20.1
Net new brokerage assets(1)	(1.4)	(1.0)
Market impact(2)	2.3	1.5
Balance – End of period	22.7	20.6
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 3% for the period ended March 31, 2024 as compared to March 31, 2023, due to positive returns in the market offset by outflows of advisory assets.

The following tables summarizes the advisory assets for the periods ended March 31, 2024 and 2023 (in billions):

	March 31,
	2024	2023
Advisory Assets	$2.2	$2.2

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	Three Months Ended March 31,
	2024	2023
Balance – Beginning of period	2.1	2.1
Net new advisory assets(1)	(0.1)	(0.1)
Market impact(2)	0.2	0.1
Balance – End of period	2.2	2.2
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The decrease in interest and other income for the period ended March 31, 2024, compared to 2023 is primarily related to a non-recurring income item that was earned in March 2023.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended March 31,
	2024	2023	Change
Payout range	76.78%	79.59%	(2.80)%

For the period ended March 31, 2024, the payout rate decreased as compared to 2023 as a result of in the prior year there was a non-recurring commissionable product that carried a payout at 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the period ended March 31, 2024 remained consistent as compared to March 31, 2023, decreasing slightly by 1.3%.

Rent and occupancy

Rent and occupancy remained relatively consistent for the period ended March 31, 2024 as compared to March 31, 2023 decreasing slightly by 2.9%.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the period ended March 31, 2024 as compared to 2023 increased by $3.5 million, which is directly related to transaction costs associated with the Business Combination.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees decreased by $0.18 million for the period ended March 31, 2024 as compared to 2023.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.11 million for the period ended March 31, 2024 as compared to 2023 resulting from the repayment and restructuring of the related party debt obligations of Wentworth.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was (7.0)% and 21.0% for the periods ended March 31, 2024 and 2023, respectively. The decrease in our effective tax rate was related to the transaction expenses related to the Reverse Recapitalization.

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

Parent Company Liquidity

Binah Capital Group, Inc. through its indirectly wholly owned subsidiary Wentworth Management Services LLC, is the direct holding company of our operating subsidiaries, and considers its primary sources of liquidity to be dividends and management fees from our operating subsidiaries.

Sources of Liquidity

As of March 31, 2024, we had $20.2 million outstanding under our Senior Credit Facility with Oak Street Funding, LLC, net of debt issuance costs. The associated debt facilities are as follows:

Oak Street Funding, LLC

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of March 31, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $17.2 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of March 31, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $3.1 million and $3.2 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of March 31, 2024 were as follows (in thousands):

2024	$1,827
2025	2,693
2026	3,007
2027	3,356
2028	3,743
Thereafter	6,260
Total	$20,886

Redeemable Convertible Preferred Stock

On March 15, 2024 (the “Funding Date”) in connection with the consummation of the Business Combination, Holdings and Wentworth entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share.

The Holdings Series A Stock has liquidation preferences in the event of a voluntary or involuntary liquidation as follows:

●	The greater of $12.50 per share of Holdings Series A Stock if such liquidation occurs prior to the first anniversary of the Funding Date;
●	$13.00 per share of Holdings Series A Stock if such liquidation occurs prior to the second anniversary of the Funding Date;
●	$15.00 per share of Holdings Series A Stock if such liquidation occurs prior to the third anniversary of the Funding Date;
●	$16.00 per share of Holdings Series A Stock if such liquidation occurs prior to the fourth anniversary of the Funding Date.

Holdings, at its option, may redeem the Series A Stock on any anniversary of the Funding date up to an including the fourth anniversary of the Funding date at the following redemption prices:

●	$11.50 per share of Series A Stock on the first anniversary of the Funding Date;
●	$13.00 per share of Series A Stock on the second anniversary of the Funding Date;
●	$15.00 per share of Series A Stock on the third anniversary of the Funding Date;
●	$16.00 per share of Series A Stock on the fourth anniversary of the Funding Date;

If the Series A Stock have not previously been redeemed or converted, the Series A Stock will be redeemed by Holdings on the fourth anniversary of the Funding Date.

Other promissory notes

On November 30, 2017, Wentworth issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

Contingent consideration subordinated promissory notes

Additionally, in connection with the acquisition of the PKSH Entities, Wentworth agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes had been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.2 million for the periods ended March 31, 2024 and 2023, respectively.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum.

Other commitments

Wentworth had entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2023, the amount of principal and accrued interest related to these notes were approximately $5.2 million. The notes carried an interest at the rate of 10% and were due on demand.

In connection with the closing of the Business Combination, the noteholders agreed to satisfy all outstanding obligations, including the payment of principal and interest, in exchange for an amount of cash equal to approximately $0.9 million, forgiveness of certain other obligations owed to a noteholder and the issuance of 357,000 shares of Common Stock of Binah Capital Group, Inc.

Cash Flows

The following table sets forth a summary of cash flows for the period ended March 31, 2024 and 2023:

(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(3,136)	$381
Net cash used in investing activities	(11)	(87)
Net cash provided by (used in) financial activities	1,706	(751)
Net change in cash flows	$(1,441)	$(457)

Cash Flows from Operating Activities. Net cash used in operating activities was $3.1 million for the period ended March 31, 2024 compared to net cash provided by of $0.4 million for the period ended March 31 2023, representing a decrease of approximately $3.5 million or 921%. The decrease was primarily attributable to the decrease in net income of approximately $1.0 million to a net loss of $1.5 million or a change of $2.5 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.01 million for the period ended March 31, 2024 compared to $0.09 million for the period ended March 31, 2023. The decrease was primarily related to the decrease in the purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $1.7 million for the period ended March 31, 2024 compared to cash used in financing activities of approximately $0.8 million for the period ended March 31, 2023. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing offset by the repayments of the Wentworth related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2024:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$20,886	$1,827	$9,056	$9,840	$163
Interest payments	8,108	1,673	4,941	1,491	3
Promissory notes – affiliates (2)	5,335	—	5,335	—	—
Operating lease obligations (3)	4,501	535	1,662	1,764	540
	$38,830	$4,035	$20,994	$13,095	$706
(1)	Represents principal obligations related to the Oak Street credit facility that was entered into during the years ended December 31, 2020 and 2021.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities.
(3)	Represents future minimum lease payments as of March 31, 2024, under non-cancelable office leases.

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

We define our critical accounting policies and estimates as those that require us to make subjective judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the periods ended March 31, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 during the three months ended March 31, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1

Subscription Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc., Wentworth Management Funding LLC and Pollen Street Capital Limited (incorporated by reference to Exhibit 10.1 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.2

Registration Rights Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.2 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.3

Lock-Up Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.4

Voting Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.5

Fifth Amendment to the Master Credit Agreement, dated March 15, 2024, by and among Wentworth and certain other borrowers party thereto (incorporated by reference to Exhibit 10.5 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.6	Binah Capital Group, Inc. Guarantee Agreement (incorporated by reference to Exhibit 10.6 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.7	MHC Securities LLC Guarantee Agreement (incorporated by reference to Exhibit 10.7 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.8	Kingswood Capital Acquisition Corp. Guarantee Agreement (incorporated by reference to Exhibit 10.8 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.9	Craig Gould Guarantee Agreement (incorporated by reference to Exhibit 10.9 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.10	Alexander Markowitz Guarantee Agreement (incorporated by reference to Exhibit 10.10 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).
10.11

Stock Pledge Agreement, dated March 15, 2024, by and among Craig Gould, MHC Securities, LLC and Oak Street Funding LLC. (incorporated by reference to Exhibit 10.11 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

10.12

Strategic Alliance Agreement, dated March 15, 2024, by and between Binah Capital Group, Inc. and Kingswood US LLC. (incorporated by reference to Exhibit 10.12 to Binah Capital Group, LLC’s Form 8-K, filed with the SEC on March 21, 2024).

31.1*	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2**	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINAH CAPITAL GROUP, INC.

Date: May 23, 2024	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2024	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)