Form 10-Q
period 2024-06-30
Binah Capital Group, Inc.
filed 2024-08-15
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 14, 2024, there were 16,602,460 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	June 30, 2024	December 31, 2023
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$7,025	$7,621
Receivables:
Commission receivable	8,836	8,220
Due from clearing broker	471	631
Other	1,132	1,587
Property and equipment, net	745	974
Right of use asset	4,034	4,332
Intangible assets, net	1,291	1,580
Goodwill	39,839	39,839
Other assets	2,689	2,626

TOTAL ASSETS	$66,063	$67,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$8,844	$9,082
Commissions payable	10,642	10,676
Operating lease liability	4,104	4,381
Notes payable, net of unamortized debt issuance costs of $594 and $645 as of June 30, 2024 and December 31, 2023, respectively	19,705	20,822
Promissory notes-affiliates	5,463	12,177
Due to members	—	5,169

TOTAL LIABILITIES	48,758	62,307

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,519,500 shares outstanding at June 30, 2024	14,595	—
Stockholders’ Equity and Members’ Equity:
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at June 30, 2024	—	—
Additional paid-in-capital	23,719	—
Accumulated deficit	(21,008)	—
Members’ equity attributed to Legacy Wentworth Management Services LLC	—	5,103
Total Stockholders’ Equity, Mezzanine Equity and Members’ Equity Attributable to Wentworth Management Services LLC	17,306	5,103

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$66,063	$67,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Revenue from Contracts with Customers:
Commissions	33,663	33,323	$68,057	$68,643
Advisory fees	6,320	5,259	12,004	10,886
Total Revenue from Contracts with Customers	39,983	38,582	80,061	79,529
Interest and other income	665	1,857	2,034	4,294

Total revenues	40,648	40,439	82,095	83,823

Expenses:
Commissions and fees	33,352	32,914	67,007	67,998
Employee compensation and benefits	3,594	3,287	7,051	6,787
Rent and occupancy	290	312	585	616
Professional fees	602	969	4,939	1,715
Technology fees	480	408	842	945
Interest	795	1,473	1,857	2,646
Depreciation and amortization	293	334	594	610
Other	1,765	365	1,187	773

Total expenses	41,171	40,062	84,062	82,090

Income (loss) before provision for income taxes	(523)	377	(1,967)	1,733

Provision for income taxes	214	246	353	531

Net income (loss)	$(736)	$131	$(2,319)	$1,202

Net income attributable to Legacy Wentworth Management Services LLC members	—		730

Net loss attributable to Binah Capital Group, Inc.	$(736)		(3,049)

Net loss per share basic and diluted	$(0.04)		$(0.18)

Weighted average shares: basic and diluted	16,573		16,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands except for share and per share amounts)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024

	For the Three and Six Months Ended June 30, 2024
		Redeemable Convertible Preferred Stock		Common Stock
								Total
	Equity Attributed to							Stockholders’
	Legacy Wentworth							Equity, Mezzanine Equity and
	Management Services					Additional Paid-	Accumulated	Members’
	LLC	Units	Amount	Units	Amount	in Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	16,566	—	23,693	(17,961)	(16)

Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	14,400

Net loss attributable to Binah Capital Group, Inc. post transaction	—	—	—	—	—	—	(2,311)	(2,311)

Balance March 31, 2024	$—	1,500	$14,400	16,566	$—	$23,693	$(20,272)	$17,821

Issuance of redeemable convertible preferred stock	—	20	195	—	—	—	—	195

Dividend - redeemable convertible preferred stock	—	—	—	—	—	(390)	—	(390)

Issuance of common stock in connection with exercise of warrants	—	—	—	37	—	416	—	416

Net Loss	—	—	—	—	—	—	(736)	(736)

Balance June 30, 2024	—	1,520	$14,595	16,603	$—	$23,719	$(21,008)	$17,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands except for share and per share amounts)

	For the six months ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(2,319)	$1,202
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	536	559
Amortization of debt issuance costs	52	26
Non-cash lease expense	298	218
Capitalized interest - promissory notes-affiliates	128	345
Capitalized interest - due to members	—	205
Loss on disposal of property and leasehold improvements	—	42
Changes in operating assets and liabilities:
Due from clearing broker	160	69
Commissions receivable	(616)	30
Other receivables	455	(57)
Other assets	(63)	(348)
Accounts payable and accrued expenses	(433)	(813)
Commissions payable	(34)	(1,072)
Operating lease liability	(277)	(202)
Net Cash (Used in) Provided By Operating Activities	(2,115)	204

Cash Flows From Investing Activities
Purchases of property and equipment	(18)	(88)
Net Cash Used In Investing Activities	(18)	(88)

Cash Flows From Financing Activities
Repayment - notes payable	(1,169)	(1,068)
Repayment of promissory notes-affiliates	(6,842)	—
Proceeds from borrowings from members	—	9
Repayment of borrowings from members	(5,169)	—
Net payment for reverse merger and recapitalization	(16)	—
Proceeds from redeemable convertible preferred stock	14,400	—
Proceeds from exercise of warrants	416	—
Distribution of capital	(85)	(200)
Net Cash Provided By (Used In) Financing Activities	1,535	(1,259)

Net Change in Cash, Cash Equivalents and Restricted Cash	(598)	(1,143)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$7,621	$7,849

Cash, Cash Equivalents and Restricted Cash - End of Period	$7,025	$6,705

Cash Paid During the Period for:
Interest	$1,324	$1,184
Income taxes	—	—
Supplemental Disclosure of Non-Cash Financing Activities
During the period ended June 30, 2024, the Company paid an in-kind dividend to the Preferred Stockholder in the amount of $195,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 20241

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

Basis of Presentation

These unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the Company to make estimates and assumptions regarding the valuation and impairments of intangible assets and deferred income taxes, allowance for credit losses, contingencies, and other matters that affect the condensed consolidated financial statements and related disclosures. The condensed consolidated financial statements reflect all adjustments which are in the opinion of management, necessary to represent fairly the results of operations for the interim periods presented. Actual results could differ from those estimates under different assumptions and the differences may be material to the condensed financial statements.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of cash on deposit and money market funds all of which have original maturities of three months or less.

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of June 30, 2024 and December 31, 2023 restricted cash amounted to approximately $0.4 million.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of June 30, 2024, and December 31, 2023, and January 1, 2023 in the amount of $0.67 million, $0.2 million and $0.2 million, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended June 30, 2024 and 2023.

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

There was no impairment of intangible assets recognized for the periods ended June 30, 2024 and 2023.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements during the three months ended June 30, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

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

3.MERGER AND RECAPITALIZATION (continued)

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

4.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue From Contracts With Customers	2024	2023	2024	2023
Variable annuities and other insurance commissions	$25,025	$24,594	$50,070	$50,841
Mutual fund commissions	5,479	4,827	9,908	9,712
Securities commissions	2,225	2,422	5,589	5,572
Alternative investments	935	1,481	2,491	2,519
Advisory fees	6,320	5,259	12,004	10,886
Total Revenue From Contracts With Customers	$39,983	$38,582	$80,061	$79,529

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales-based (Point in time)	2024	2023	2024	2023
Variable annuities and other insurance commissions	$11,592	$16,439	$21,030	$26,410
Mutual fund commissions	1,107	1,647	2,525	2,784
Securities commissions	2,225	2,422	5,589	5,572
Alternative investments	926	1,455	2,473	2,478
Total Sales Based Revenues	$15,850	$21,964	$31,617	$37,245

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trailing (Over time)	2024	2023	2024	2023
Variable annuities and other insurance commissions	$13,433	$8,154	$29,040	$24,430
Mutual fund commissions	4,372	3,178	7,383	6,927
Advisory fees	6,320	5,259	12,004	10,886
Alternative investments	9	27	18	41
Total Trailing Revenues	24,134	16,617	48,445	42,284
Total Revenue From Contracts With Customers	$39,983	$38,582	$80,061	$79,529

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of June 30, 2024, and December 31, 2023, the Company had receivables from contracts with customers totaling approximately $9.3 million and $8.9 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million and $8.6 million as of January 1, 2024, and January 1, 2023, respectively. As of June 30, 2024, and December 31, 2023, the Company had no liabilities from contracts with customers.

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

6.DEBT

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of June 30, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $16.7 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of June 30, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $3.0 million and $3.2 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of June 30, 2024, are as follows (in thousands):

2024	$1,220
2025	2,669
2026	2,993
2027	3,354
2028	3,757
Thereafter	6,306
Total	$20,299

In connection with the closing of the Business Combination, the Company entered into an amendment to the Credit Agreement with Oak Street providing for, among other things, consenting to the Business Combination, and the payoff and restructuring of certain debt obligations. Additionally, the rate of interest being charged will increase at rate of .15% per annum until the interest rate reaches a maximum of 15.00%, provided that in no event the interest rate will not be less than 10.75% (the “Floor”). Additionally, in connection with the amendment the Company has agreed to pay a fee equal to $0.14 million (the “Deferred Fee”), which is due and payable in the amounts of $0.025, which was paid on June 12, 2024 and $0.115, which is due and payable on August 12, 2024, respectively. If the obligations under this Credit Agreement are paid in full prior to August 12, 2024, the remaining deferred fee would be waived.

6.DEBT (continued)

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

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of June 30, 2024, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in-kind dividend in the amount $0.2 million.

9.REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

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

10.WARRANTS

The following table summarizes the warrants outstanding as of June 30, 2024:

Class of Warrants	Number Outstanding
Public warrants	8,588,425
Private placement warrants	6,481,550
Total warrants outstanding	15,069,975

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

The Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At June 30, 2024, the fair value of the warrant liabilities is approximately $0.5 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition.

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

The effective tax rate was approximately (15)% for the six months ended June 30, 2024. The effective income tax rate for the period ended June 30, 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization. The tax provision is related to the activities of the taxable entities including the PKSH Entities, Cabot Entities and WEG.

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

The computation of loss per share and weighted average of the Company’s common stock outstanding for the period from the date of transaction close through June 30, 2024 is as follows (in thousands):

	Three months	Six Months
	ended June 30,	Ended June 30,
	2024	2024
Net (loss)	$(657)	(2,970)
Basic and diluted weighted average shares outstanding, common stock	16,573	16,573
Basic and diluted loss per share of common stock	$(0.04)	(0.18)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

Warrants	15,070

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

As of June 30, 2024, and December 31, 2023, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

14.COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,000,000 shares consisting of the following:

●	2,000,000 shares of Preferred Stock, par value $0.0001 per share, 1,519,500 shares issued and outstanding as of June 30, 2024; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of June 30, 2024.

15.NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of and for the periods ended June 30, 2024 and December 31, 2023, all broker-dealers had net capital in excess of the required minimums.

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

17.SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to August 14, 2024.

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

Executive Summary

Financial Highlights

Results for the three and six-month period ended June 30, 2024 included a net loss of approximately $(0.7) million and $(2.3) million and total revenue of approximately $40.6 million and $82.1 million, respectively, which compares to net income and total revenue of $0.1 million and $1.2 million and approximately $40.4 million and $83.8 million, respectively, for the three and six month period ended June 30, 2023.

Asset Trends

Total advisory and brokerage assets served were $25.1 billion at June 30, 2024, compared to $23.1 billion at June 30, 2023. Total net new assets were $(0.8) billion and $(2.2) billion for the three and six-month period ended June 30, 2024, compared to $(1.0) billion and $(2.1) billion for the same period in 2023.

Net new advisory assets were $0.0 billion and $(0.1) billion for the three and six-month period ended June 30, 2024, compared to $(0.3) billion and $(0.4) billion for the same period in 2023. Advisory assets were $2.3 billion at June 30, 2024, which is approximately a 13% increase from the $2.0 billion at June 30, 2023.

Net new brokerage assets were $(0.8) billion and $(2.1) billion for the three and six-month period ended June 30, 2024, compared to $(0.7) billion and $(1.7) billion for the same period in 2023. Brokerage assets were $22.8 billion at June 30, 2024, up approximately 8% from $21.1 billion at June 30, 2023.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $7.3 million and $15.1 million for the three and six-month period ended June 30, 2024, a decrease of 3% from $7.5 million for the three months ended June 30, 2023 and a decrease of 5% from $15.8 million for the six months ended June 30, 2023. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Periods Ended June 30,
Operating Metric (dollars in billions)	2024	2023
Advisory and Brokerage Assets
Brokerage assets	$22.8	$21.1
Advisory assets	2.3	2.0
Total Advisory and Brokerage Assets	$25.1	$23.1

	Three Months Ended June 30,		Six Months Ended June 30,
Net New Assets	2024	2023	2024	2023
Net new brokerage assets	$(0.8)	$(0.7)	$(2.1)	$(1.7)
Net new advisory assets	(0.0)	(0.3)	(0.1)	(0.4)
Total Net New Assets	$(0.8)	$(1.0)	$(2.2)	$(2.1)

	For the three months ended		For the six months ended
	June 30,		June 30,
Financial Metrics (dollars in millions)	2024	2023	2024	2023
Total revenue	$40.6	$40.4	$82.1	$83.8
Net income	$(0.7)	$0.1	$(2.3)	$1.2
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$7.3	$7.5	$15.1	$15.8
EBITDA(2)	$0.6	$2.2	$0.5	$5.0
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

	For the three months ended June 30,		For the six months ended June 30,
Gross Profit	2024	2023	2024	2023
Total revenue	$40.6	$40.4	$82.1	$83.8
Commission and fees	33.4	32.9	67.0	68.0
Gross Profit	$7.3	$7.5	$15.1	$15.8
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

	For the three months ended June 30,		For the six months ended June 30,
EBITDA Reconciliation	2024	2023	2024	2023
Net income	$(0.7)	$0.1	$(2.3)	$1.2
Interest expense	0.8	1.5	1.9	2.6
Provision for income taxes	0.1	0.2	0.3	0.5
Depreciation and amortization	0.3	0.3	0.6	0.6
EBITDA	$0.6	$2.2	$0.5	$5.0

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.8% in the second quarter of 2024, after growing at an annualized pace of 1.6% in the first quarter of this year. Although inflation, rising interest rates and volatile global markets were all headwinds the U.S. economy added roughly 503,000 jobs in the second quarter of 2024, while the unemployment rate averaged 4.0% in the second quarter of 2024, up slightly from the average in the prior quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2024, Fed policymakers maintained the target range for the federal funds rate from 5.25% to 5.50%. The equity markets rebounded resulting in the S&P 500 returning 4.3% during the second quarter of 2024.

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

Results of Operations

The following presents an analysis of our results of operations for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	33,663	33,323	1.0%	68,057	68,643	-0.9%
Advisory Fees	6,320	5,259	20.2%	12,004	10,886	10.3%
Total Revenue from Contracts with Customers	39,983	38,582	3.6%	80,061	79,529
Interest and other income	665	1,857	-64.2%	2,034	4,294	-52.6%
Total revenues	40,648	40,439	0.5%	82,095	83,823	-2.1%

	For the three months ended June 30,			For the periods ended June 30,
Expenses:	2024	2023	% Change	2024	2023	% Change
Commissions and fees	33,352	32,914	1.3%	67,007	67,998	-1.5%
Employee compensation and benefits	3,594	3,287	9.4%	7,051	6,787	3.9%
Rent and occupancy	290	312	-7.2%	585	616	-5.0%
Professional fees	602	969	-37.9%	4,939	1,715	188.0%
Technology fees	480	408	17.7%	842	945	-10.9%
Interest	795	1,473	-46.0%	1,857	2,646	-29.8%
Depreciation and amortization	293	334	-12.3%	594	610	-2.6%
Other	1,765	365	383.6%	1,187	773	53.6%

Total expenses	41,171	40,062	2.8%	84,062	82,090	2.4%

Income (loss) before provision (benefit) for income taxes	(523)	377	-238.7%	(1,967)	1,733	-213.5%

Provision ( benefit) for income taxes	214	246	-45.5%	353	531	-48.6%

Net income (loss)	(736)	131	-601.4%	$(2,320)	$1,202	-286.4%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and six-month periods ended June 30, 2024, and 2023 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	For the three-month period ended June 30,
	2024	2023	$Change	% Change
Sales-based	$15,850	$21,964	(6,214)	(28)%
Trailing	17,813	11,358	6,456	57%
Total commission revenue	$33,663	$33,322	242	1%

	For the six-month period ended June 30,
	2024	2023	$Change	% Change
Sales-based	$31,617	$37,245	(5,628)	(15)%
Trailing	36,441	31,398	5,043	16%
Total commission revenue	$68,057	$68,643	(585)	(1)%

Sales-based revenue decreased by approximately $6.2 million and $5.6 million or 28% and 15% for the three and six-month period ended June 30, 2024, respectively, as compared to 2023. Trailing based revenue increased by approximately $6.4 million and $5.0 million or 57% and 16% for the three and six-month periods ended June 30, 2024, respectively, as compared to 2023. The decrease in sales-based revenue for the three and six-month periods ended June 30, 2024 as compared to 2023 is attributable to a decrease in the generation of transactional based products. The increase in the trailing based revenues is primarily due to the net increase in trailing based assets and increase in the market performance Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the three and six-month periods ended June 30, 2024 and 2023 (in billions):

	As of June 30,
	2024	2023
Brokerage Assets	$22.8	$21.1

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of June 30,
	2024	2023
Trail-Eligible Assets	$16.3	$14.2

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	For the three month ended June 30,		For the six months ended June 30,
Net Flows-Brokerage Assets	2024	2023	2024	2023
Balance – beginning of period	$22.7	$20.5	21.8	20.1
Net new brokerage assets	$(0.8)	$(0.7)	(2.1)	(1.7)
Market impact	$0.9	$1.3	3.1	2.7
Balance – End of period	$22.8	$21.1	22.8	21.1
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 20.2% and 10.3% for the three and six-month periods ended June 30, 2024, respectively, as compared to the same periods in June 30, 2023, due to positive returns in the market offset by outflows of advisory assets.

The following tables summarizes the advisory assets for the three and six-month periods ended June 30, 2024 and 2023 (in billions):

	As of June 30 ,
	2024	2023
Advisory Assets	$2.3	$2.0

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	For the three month ended June 30,		For the six months ended June 30,
Net Flows-Advisory Assets	2024	2023	2024	2023
Balance – beginning of period	$2.2	$2.2	2.1	2.1
Net new brokerage assets	$(0.0)	$(0.3)	(0.1)	(0.4)
Market impact	$0.1	$0.1	0.3	0.3
Balance – End of period	$2.3	$2.0	$2.3	$2.0
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The decrease in interest and other income for the period ended June 30, 2024, compared to 2023 is primarily related to a non-recurring income item that was earned in March 2023.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended June 30,
	2024	2023	Change
Payout range	83.42%	85.31%	(1.89)%

	For the six months ended June 30,
	2024	2023	Change
Payout range	83.69%	85.50%	(1.81)

For the three and six-month periods ended June 30, 2024, the payout rate decreased as compared to 2023 as a result of in the prior year there was a non-recurring commissionable product that carried a payout at approximately 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the three-month period ended June 30, 2024 as compared to June 30, 2023, increased by approximately 9%.

Employee compensation and benefits for the six-month period ended June 30, 2024 as compared to June 30, 2023, increased by approximately 4%.

Rent and occupancy

Rent and occupancy for the three-month period ended June 30, 2024 as compared to June 30, 2023 decreasing by approximately 7%.

Rent and occupancy for the six-month period ended June 30, 2024 as compared to June 30, 2023 decreasing by approximately 5%.

Professional fees

Professional fees includes costs incurred related primarily to legal and accounting services. Professional fees for the three months ended June 30, 2024 decreased by $.4 million as compared to the 2023 resulting from a decrease in professional fees related to the Business Combination that occurred in March 2024. Professional fees for the six months ended June 30, 2024 increased by $3.2 million as compared to the 2023 which is directly related to transaction costs associated with the Business Combination.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increase by $0.1 million for the three months ended June 30, 2024 as compared 2023 and decreased by $0.1 million for six months ended June 30, 2024, respectively, as compared to 2023.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.7 million and $0.8 million for the three and six-month periods ended June 30, 2024, respectively, as compared to 2023 resulting from the repayment and restructuring of the related party debt obligations of Wentworth.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was (29.0)% and (15.2)% for the three and six-month periods ended June 30, 2024, as compared to 187.8% and 44.2% for the same periods in 2023, respectively. The difference in our effective tax rate was related to the transaction expenses related to the Reverse Recapitalization.

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

Sources of Liquidity

As of June 30, 2024, we had $19.7 million outstanding under our Senior Credit Facility with Oak Street Funding, LLC, net of debt issuance costs. The associated debt facilities are as follows:

Oak Street Funding, LLC

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.50% as of June 30, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $16.7 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of June 30, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $3.0 million and $3.2 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of June 30, 2024 were as follows (in thousands):

2024	$1,220
2025	2,669
2026	2,993
2027	3,354
2028	3,757
Thereafter	6,306
Total	$20,299

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

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

Cash Flows

The following table sets forth a summary of cash flows for the six month period ended June 30, 2024 and 2023:

(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(2,115)	$204
Net cash used in investing activities	(18)	(88)
Net cash provided by (used in) financial activities	1,535	(1,259)
Net change in cash flows	$(598)	$(1,143)

Cash Flows from Operating Activities. Net cash used in operating activities was $2.1 million for the six-month period ended June 30, 2024, compared to net cash provided by of $0.2 million for the six-month period ended June 30 2023, representing a decrease of approximately $2.3 million. The decrease was primarily attributable to the decrease in net income of approximately $1.2 million to a net loss of $2.2 million or a change of $3.4 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.0 million for the six-month period ended June 30, 2024, compared to $0.1 million for the six-month period ended June 30, 2023. The decrease was primarily related to the decrease in the purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $1.3 million for the six-month period ended June 30, 2024 compared to cash used in financing activities of approximately $1.3 million for the six-month period ended June 30, 2023. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing offset by the repayments of the Wentworth related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2024:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$20,299	$1,220	$9,016	$9,900	$163
Interest payments	8,829	2,127	5,142	1,554	6
Promissory notes – affiliates (2)	5,463	—	5,463	—	—
Operating lease obligations (3)	4,501	535	1,662	1,764	540
	$39,092	$3,882	$21,283	$13,218	$710
(1)	Represents principal obligations related to the Oak Street credit facility that was entered into during the years ended December 31, 2020 and 2021.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities.
(3)	Represents future minimum lease payments as of June 30, 2024, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the three and six-months periods ended June 30, 2024 and 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 during the three months ended June 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Gould Employment Agreement

On August 14, 2024, Binah Capital Group, Inc. (the “Company”) entered into an executive employment agreement with Craig Gould, the Company’s Chief Executive Officer. The Gould Agreement is for an initial, five-year term which will automatically renew for additional, consecutive three-year terms unless either party provides the other party with 90 days’ notice of the intent not to renew prior to the expiration of the applicable term. Notwithstanding the foregoing, Mr. Gould’s employment is “at-will”, and the Gould Agreement may be terminated at any time, by either party, with or without Cause (as defined below) or advance notice.

Mr. Gould’s 2024 annual base salary is $600,000. In addition, the Company may provide Mr. Gould a discretionary year-end performance-based bonus which will not be less than the bonus paid to any other executive of the Company. Mr. Gould’s performance and the Company’s performance are to be primary considerations in determining any such annual bonus, which is subject to his continuous employment December 31 of the relevant bonus year, with such bonus payable no later than March 31 of the year following the relevant bonus year.

No later than September 15, 2024, the Company will grant Mr. Gould nonqualified stock options to purchase 600,000 shares of common stock of the Company, subject to any reasonable capitalization adjustments before the date of grant, under the terms of the Company’s 2024 Equity Incentive Plan, as may be amended from time to time (the “Plan”). These initial options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these initial options will be equal to the fair market value of the Company’s common Stock on the date of grant. The vesting schedule of these initial options will be as follows: (a) one-third of the Initial Options will vest on December 31, 2024, based on continued service through such date; and (b) two-thirds of the Initial Options will vest ratably on a monthly basis over the remainder of Mr. Gould’s initial term based on continued service through each vesting date, with the first such vesting date being on January 31, 2025. The Initial Options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

On each anniversary of the Closing or May 15, 2024, the Company will grant Mr. Gould nonqualified stock options to purchase that number of shares of common stock of the Company which have a grant date fair value equal to his then annual base salary amount, as reasonably determined by the Board, under the terms of the Plan. These additional options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these additional options will be equal to the fair market value of the Company’s common Stock on the date of grant. The vesting schedule of these additional options will be ratable monthly over three years from the date of the grant. The additional options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

After the filing of a registration statement on Form S-8 for the Plan, the Company will grant Mr. Gould, subject to his continuous service, 500,000 restricted stock units settled in shares of common stock of the Company, subject to any reasonable capitalization adjustments before the date of grant, with one-half of the grant vesting on the first anniversary of the date of grant and the remainder of the grant vesting on the second anniversary of the date of grant based on Mr. Gould’s continued service through each vesting date.

During 2024, after the filing of a registration statement on Form S-8 for the Plan, the Company will grant to Mr. Gould, subject to his continuous service, a fully vested share grant with a grant date fair market value of $220,000.  If, during 2025, Mr. Gould continues to provide a personal guarantee on Company debt, the Company will grant Mr. Gould, subject to his continuous service, a fully vested share grant with a grant date fair market value of $220,000.

All options granted by the Company will be forfeited upon Mr. Gould’s termination for Cause. All option grants will be subject to the terms of the applicable option agreement and Plan.

If the Company terminates Mr. Gould’s employment without Cause, or Mr. Gould resigns for Good Reason Mr. Gould is entitled to (i) three times the amount of Mr. Gould’s base compensation and three times the amount of the annual bonus payment paid to Mr. Gould for the bonus year prior to the year in which termination occurs, payable in a lump-sum payment on the first regular payday occurring 60 days following the termination date, and (ii) accelerated vesting of all outstanding options as of the effective date of Mr. Gould’s termination. In addition, in the event that Mr. Gould resigns other than for Good Reason, or the Gould Agreement is not renewed upon expiration of the applicable term, Mr. Gould will receive a payment equal to his then-current annual base salary and target annual bonus, payable in a lump sum payment on the first regular payday occurring 60 days following the termination date, in exchange for Mr. Gould being bound to a non-competition agreement. Mr. Gould will only receive these severance payments if Mr. Gould executes a full general and mutual release in a form acceptable to the Company and Mr. Gould, and such release has become effective in accordance with its terms prior to the 60th day following the termination date. All other obligations to Mr. Gould will be automatically terminated and completely extinguished.

If Mr. Gould’s employment with the Company terminates due to (x) Mr. Gould’s death, (y) Mr. Gould’s inability to perform the essential functions of his position with or without reasonable accommodation, (z) termination by the Company for Cause, Mr. Gould will not be entitled to the severance payments in the prior paragraph and will only be entitled to receive base salary and benefits accrued through the termination date. If Mr. Gould’s employment terminates due to Mr. Gould’s disability or death, Mr. Gould will also be entitled to accelerated vesting of all stock or other options that are unvested as of the termination date.

For this purpose, “Cause” is defined as any of the following: (i) conviction of or a plea of nolo contendere to any felony or any misdemeanor that involves crimes of moral turpitude, fraud or theft; or (i) the material breach by Mr. Gould of any of his obligations, duties and/or covenants under the Gould Agreement if such breach causes material damage to the Company, which breach, if curable, continues following written notice from the Company describing same with particularity and expiration of a 60-day cure period. “Good Reason” is defined as any of the following, without Mr. Gould’s written consent: (i) a material diminution in Mr. Gould’s responsibilities, authority or duties; (ii) a diminution in Mr. Gould’s base salary or target annual bonus amount; or (iii) the material breach by the Company of any material provision of the Gould Agreement or other written agreement between the Company and Mr. Gould, provided that a Good Reason Process has been followed prior to termination. “Good Reason Process” shall mean that (i) Mr. Gould reasonably determines in good faith that one of the Good Reason prongs has occurred; (ii) Mr. Gould has notified the Company of such occurrence in writing within 30 days of the occurrence; (iii) Mr. Gould cooperates in good faith with the Company’s efforts, for a period not less than 30 days following such notice (the “Cure Period”), to remedy the condition; (iv) notwithstanding such efforts, the occurrence of the Good Reason continues to exist; and (v) Mr. Gould terminates his employment within 30 days after the end of the Cure Period.

If Mr. Gould’s employment is terminated for any reason, he is subject to: ongoing confidentiality and non-disclosure obligations; and 12-month, post-termination restrictive covenants of non-solicitation of employees, and customers Mr. Gould will be subject to a 12-month, post-termination non-competition clause, provided that if his initial or renewal term is not extended or where he resigns without Good Reason, he must be compensated for the restricted period in order for the non-competition clause to be enforceable. Each of the non-solicitation and non-competition provisions, as applicable, will be extended by one day for each day that Mr. Gould is deemed by a court or other tribunal to have violated any such restrictive covenants.

Shane Employment Agreement

On August 14, 2024, the Company entered into an executive employment agreement with David Shane, the Company’s Chief Financial Officer (the “Shane Agreement”). The Shane Agreement will be for an initial, three-year term which will automatically renew for additional, consecutive one-year terms unless either party provides the other party with 60 days’ notice of the intent not to renew prior to the expiration of the applicable term. Notwithstanding the foregoing, Mr. Shane’s employment is “at-will” and the Shane Agreement may be terminated at any time, by either party, with or without Cause (as defined below) or advance notice.

Mr. Shane’s 2024 annual base salary is $400,000. In addition, the Company may provide Mr. Shane a discretionary year-end performance-based bonus with a 2024 bonus target of 100% of his annual base salary. For calendar year 2024, Mr. Shane is guaranteed a bonus of no less than $350,000, and Mr. Shane may be eligible for a bonus of up to 200% of his annual base salary, based on Mr. Shane’s exceptional performance during such year. Mr. Shane’s performance and the Company’s performance are to be primary considerations in determining any such annual bonus, which is subject to his continuous employment through December 31 of the relevant bonus year, with such bonus payable no later than March 31 of the year following the relevant bonus year.

No later than September 15, 2024, the Company will grant Mr. Shane nonqualified stock options to purchase 250,000 shares of common stock of the Company, subject to any reasonable capitalization adjustments before the date of grant (the “Initial Options”), under the terms of the Plan. These initial options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these initial options will be equal to the fair market value of the Company’s common stock on the date of grant. The vesting schedule of these initial options will be as follows: (a) one-third of the Initial Options will vest on December 31, 2024, based on continued service through such date; and (b) two-thirds of the Initial Options will vest ratably on a monthly basis over the remainder of Mr. Shane’s initial term based on continued service through each vesting date, with the first such vesting date being on January 31, 2025. The Initial Options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

On the May 15, 2024, May 15, 2025, and May 15, 2026, the Company will grant Mr. Shane nonqualified stock options to purchase that number of shares of common stock of the Company which have a grant date fair value equal to $350,000, as reasonably determined by the Board, under the terms of the Plan. These additional options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these additional options will be equal to the fair market value of the Company’s common stock on the date of grant. The vesting schedule of these additional options will be ratable monthly over three years from the date of the grant. The additional options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

All options granted by the Company will be forfeited upon Mr. Shane’s termination for Cause. All option grants will be subject to the terms of the applicable option agreement and Plan.

If the Company terminates Mr. Shane’s employment without Cause or Mr. Shane resigns for Good Reason, Mr. Shane is entitled to (i) Mr. Shane’s then current base salary and target annual bonus amounts that would be payable during the greater of (A) the remainder of the applicable term but for such termination, or (B) the Restricted Period (as defined in Section 13.2 of the Shane Agreement), payable in a lump-sum payment on the first regular payday occurring 60 days following the termination date, and (ii) accelerated vesting of all outstanding options as of the effective date of Mr. Shane’s termination. In addition, in the event that Mr. Shane resigns other than for Good Reason, or the Shane Agreement is not renewed upon expiration of the applicable term, Mr. Shane will receive a payment equal to his then-current annual base salary and target annual bonus, payable in a lump sum payment on the first regular payday occurring 60 days following the termination date, in exchange for Mr. Shane being bound to a non-competition agreement. Mr. Shane will only receive these severance payments if Mr. Shane executes a full general and mutual release in a form acceptable to the Company and Mr. Shane, and such release has become effective in accordance with its terms prior to the 60th day following the termination date. All other obligations to Mr. Shane will be automatically terminated and completely extinguished.

If Mr. Shane’s employment with the Company terminates due to (x) Mr. Shane’s death, (y) Mr. Shane’s inability to perform the essential functions of his position with or without reasonable accommodation, or (z) termination by the Company for Cause, Mr. Shane will not be entitled to the severance payments in the prior paragraph and will only be entitled to receive base salary and benefits accrued through the termination date.

For this purpose, “Cause” is defined as any of the following: (i) conviction of or a plea of nolo contendere to any felony or any misdemeanor that involves crimes of moral turpitude, fraud or theft; or (i) the material breach by Mr. Shane of any of his obligations, duties and/or covenants under the Shane Agreement if such breach causes material damage to the Company, which breach, if curable, continues following written notice from the Company describing same with particularity and expiration of a 30-day cure period.

“Good Reason” is defined as any of the following, without Mr. Shane’s written consent: (i) a material diminution in Mr. Shane’s responsibilities, authority or duties; (ii) a diminution in Mr. Shane’s base salary or target annual bonus amount; or (iii) the material breach by the Company of any material provision of the Shane Agreement or other written agreement between the Company and Mr. Shane, provided that a Good Reason Process has been followed prior to termination. “Good Reason Process” shall mean that (i) Mr. Shane reasonably determines in good faith that one of the Good Reason prongs has occurred; (ii) Mr. Shane has notified the Company of such occurrence in writing within 30 days of the occurrence; (iii) Mr. Shane cooperates in good faith with the Company’s efforts, for a period not less than 30 days following such notice (the “Cure Period”), to remedy the condition; (iv) notwithstanding such efforts, the occurrence of the Good Reason continues to exist; and (v) Mr. Shane terminates his employment within 30 days after the end of the Cure Period.

If Mr. Shane’s employment is terminated for any reason, he is subject to: ongoing confidentiality and non-disclosure obligations; and 12-month, post-termination restrictive covenants of non-solicitation of employees and customers. Mr. Shane will be subject to a 12-month, post-termination non-competition clause, provided that if his initial or renewal term is not extended or where he resigns without Good Reason, he must be compensated for the restricted period in order for the non-competition clause to be enforceable. Each of the non-solicitation and non-competition provisions, as applicable, will be extended by one day for each day that Mr. Shane is deemed by a court or other tribunal to have violated any such restrictive covenants.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1*†, +	Executive Employment Agreement, dated August 14, 2024, by and between Craig Gould and Binah Capital Group, Inc.
10.2*†, +	Executive Employment Agreement, dated August 14, 2024, by and between David Shane and Binah Capital Group, Inc.
31.1*	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2**	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

∔ Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINAH CAPITAL GROUP, INC.

Date: August 14, 2024	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)