Form 10-Q
period 2024-09-30
Binah Capital Group, Inc.
filed 2024-11-14
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 14, 2024, there were 16,602,460 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	September 30, 2024	December 31, 2023
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$7,253	$7,621
Receivables:
Commission receivable	9,652	8,220
Due from clearing broker	941	631
Other	1,341	1,587
Property and equipment, net	672	974
Right of use asset	3,883	4,332
Intangible assets, net	1,146	1,580
Goodwill	39,839	39,839
Other assets	2,236	2,626

TOTAL ASSETS	$66,963	$67,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$10,242	$9,082
Commissions payable	10,816	10,676
Operating lease liability	3,963	4,381
Notes payable, net of unamortized debt issuance costs of $568 and $645 as of September 30, 2024 and December 31, 2023, respectively	19,142	20,822
Promissory notes-affiliates	5,313	12,177
Due to members	—	5,169

TOTAL LIABILITIES	49,476	62,307

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,536,400 shares outstanding at September 30, 2024	14,764	—
Stockholders’ Equity and Members’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at September 30, 2024	1,500	—
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at September 30, 2024	—	—
Additional paid-in-capital	23,381	—
Accumulated deficit	(22,158)	—
Members’ Equity attributed to Legacy Wentworth Management Services LLC	—	5,103
Total Stockholders' Equity, Mezzanine Equity and Members’ Equity Attributable to Wentworth Management Services LLC	17,487	5,103

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$66,963	$67,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Revenue from Contracts with Customers:
Commissions	34,780	35,469	$102,836	$104,112
Advisory fees	6,247	5,448	18,250	16,334
Total Revenue from Contracts with Customers	41,026	40,917	121,085	120,446
Interest and other income	1,170	1,933	3,209	6,227

Total revenues	42,197	42,850	124,295	126,673

Expenses:
Commissions and fees	33,832	35,865	100,839	103,863
Employee compensation and benefits	3,937	3,088	10,988	9,875
Rent and occupancy	285	284	870	900
Professional fees	1,120	697	6,059	2,412
Technology fees	386	598	1,228	1,543
Interest	775	1,249	2,632	3,895
Depreciation and amortization	268	303	862	913
Other	2,207	766	3,394	1,539

Total expenses	42,810	42,849	126,872	124,939

Income (loss) before provision/(benefit) for income taxes	(613)	1	(2,577)	1,734

Provision/(Benefit) for income taxes	537	(242)	890	289

Net income (loss)	$(1,150)	$243	$(3,467)	$1,445

Net income attributable to Legacy Wentworth Management Services LLC members	—		730

Net loss attributable to Binah Capital Group, Inc.	$(1,150)		(4,197)

Net loss per share basic and diluted	$(0.07)		$(0.25)

Weighted average shares: basic and diluted	16,602		16,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands except for share and per share amounts)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	For the Three and Nine Months Ended September 30, 2024
		Class A Redeemable Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock
										Total
	Members’ Equity Attributed to									Stockholders’
	Legacy Wentworth									Equity, Mezzanine Equity and
	Management Services							Additional Paid-	Accumulated	Members’
	LLC	Units	Amount	Units	Amount	Units	Amount	in Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	$—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	—	—	16,566	—	23,693	(17,961)	(16)

Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	—	—	14,400

Net loss attributable to Binah Capital Group, Inc. post transaction	—	—	—	—	—	—	—	—	(2,311)	(2,311)

Balance March 31, 2024	$—	1,500	$14,400	$—	$—	16,566	$—	$23,693	$(20,272)	$17,821

Issuance of Class A redeemable convertible preferred stock	—	20	195	—	—	—	—	—	—	195

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(390)	—	(390)

Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	37	—	416	—	416

Net Loss	—	—	—	—	—	—	—	—	(736)	(736)

Balance June 30, 2024	—	1,520	$14,595	$—	$—	16,603	$—	$23,719	$(21,008)	$17,306

Issuance of Class A redeemable convertible preferred stock	—	17	169	—	—	—	—	—	—	169

Issuance of Class B convertible preferred stock	—	—	—	150	1,500	—	—	—	—	1,500

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(338)	—	(338)

Net Loss	—	—	—	—	—	—	—	—	(1,150)	(1,150)

Balance September 30, 2024	$—	1,537	$14,764	150	$1,500	16,603	$—	$23,381	$(22,158)	$17,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands except for share and per share amounts)

	For the nine months ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(3,467)	$1,445
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	754	826
Amortization of debt issuance costs	77	54
Non-cash lease expense	449	337
Capitalized interest - promissory notes-affiliates	—	457
Capitalized interest - due to members	—	323
Loss on disposal of property and leasehold improvements	—	51
Changes in operating assets and liabilities:
Due from clearing broker	(310)	274
Commissions receivable	(1,432)	(287)
Other receivables	246	(73)
Other assets	406	(497)
Accounts payable, accrued expenses and other liabilities	1,160	(981)
Commissions payable	140	(1,257)
Operating lease liability	(418)	(310)
Net Cash (Used in) Provided By Operating Activities	(2,411)	362

Cash Flows From Investing Activities
Purchases of property and equipment	(18)	(88)
Net Cash Used In Investing Activities	(18)	(88)

Cash Flows From Financing Activities
Repayment - notes payable	(1,757)	(1,619)
Repayment of promissory notes-affiliates	(6,864)	—
Repayment of borrowings from members	(5,169)	—
Proceeds from borrowings from members	—	9
Net payment for reverse merger and recapitalization	(16)	—
Proceeds from Series B Convertible Preferred Stock	15,900	—
Dividends - Series A Redeemable Convertible Preferred Stock	(364)	—
Proceeds from exercise of warrants	416	—
Distribution of capital	(85)	(241)
Net Cash Provided by (Used In) Financing Activities	2,061	(1,851)

Net Change in Cash, Cash Equivalents and Restricted Cash	(368)	(1,577)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$7,621	$7,849

Cash, Cash Equivalents and Restricted Cash - End of Period	$7,253	$6,272

Supplemental Disclosure of Non-Cash Financing Activities
During the period ended September 30, 2024, the Company paid an in-kind dividend to the Series A Redeemable Convertible Preferred Stockholder in the amount of $364.
Cash Paid During the Period for:
Interest	$2,632	$3,106
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Binah Capital Group, Inc. (“Binah Capital”, “Holdings” or the “Company,” representing the consolidated group.), is a Delaware Corporation, formed on June 27, 2022 that serves as a holding company for its wholly-owned subsidiaries operating in the retail wealth management business.

Binah Capital through its wholly owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) is headquartered in Albany, New York and branch offices throughout the United States of America, and includes the following entities (the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is an independent broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an independent investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities.
●	Cabot Lodge Securities LLC maintains offices in New York, New York and branch offices throughout the United States of America and includes the following entities.
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners (“WFP”) (f/k/a CL General Agency), a Delaware Limited Liability Company is an insurance entity providing financial services to clients.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)
●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities:
o	MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Michigan Advisors, Inc., (“MAI”) incorporated in the State of Michigan, was a SEC registered investment advisor. MAI withdrew its registration in September 2021.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the state of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

Basis of Presentation

Reverse Recapitalization

On March 15, 2024 (the “Closing Date”), Binah Capital consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated July 7, 2022 (as amended, the “Merger Agreement” and the consummation of such contemplated transactions, the “Closing”), by and among Kingswood Acquisition Corp, a Delaware corporation (“KWAC”), Binah Capital, Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and BMS. Binah Capital, Kingswood Merger Sub and Wentworth Merger Sub were newly formed entities that were formed for the sole purpose of entering into and consummating the transaction set forth in the Merger Agreement. Binah Capital was a wholly-owned direct subsidiary of KWAC and both Kingswood Merger Sub and Wentworth Merger Sub were wholly-owned direct subsidiaries of Binah Capital. On the Closing Date, Kingswood Merger Sub merged with and into KWAC, with KWAC continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital and Wentworth Merger Sub merged with and into BMS, with BMS continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital. Following the BMS merger, KWAC acquired, and Binah Capital contributed to KWAC all of the common units of BMS directly held by Binah Capital after the BMS merger, such that, following the Binah Capital contribution, BMS became a wholly-owned subsidiary of KWAC.

Notwithstanding the legal form of the Merger pursuant to the Business Combination Agreement, the Merger is accounted for as a reverse recapitalization. Under this method of accounting, KWAC is expected to be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Binah Capital will represent a continuation of the consolidated financial statements of BMS with the business combination treated as the equivalent of the BMS issuing shares for the net assets of KWAC, accompanied by a recapitalization. The net assets of KWAC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of BMS in future reports of Holdings (See Note 3 – Mergers and Recapitalization).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of September 30, 2024 and December 31, 2023 restricted cash amounted to approximately $0.4 million.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of September 30, 2024, and December 31, 2023, and January 1, 2023 in the amount of $0.67 million, $0.2 million and $0.2 million, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended September 30, 2024 and 2023.

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

There was no impairment of intangible assets recognized for the periods ended September 30, 2024 and 2023.

Income Taxes

For the periods prior to the Reverse Merger and Recapitalization, BMS was treated as a partnership for income tax purposes and therefore not subject to federal taxes. BMS was subject to certain state and local income taxes. Additionally, KWAC was treated as a corporation and subject to U.S. federal income taxes, in addition to state and local income taxes.

Subsequent to the Reverse Merger and Recapitalization, KWAC, a wholly-owned subsidiary of Holdings, is the parent company of BMS, which is treated as a partnership for federal income tax purposes. As a partnership, BMS is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including KWAC. KWAC is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of BMS. Additionally, Binah Capital Group, Inc., a corporation, is subject to U.S. federal income taxes, in addition to state and local income taxes.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements during the three months ended September 30, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

3.	MERGER AND RECAPITALIZATION

Upon the consummation of the Business Combination, (i) the holders of shares of KWAC’s common stock (“KWAC Common Stock”) issued and outstanding immediately prior to the effective time of the Business Combination (other than any redeemed shares) received one share of common stock of Holdings (“Holdings Common Stock”) in exchange for each share of KWAC Common Stock held by them, subject to adjustment as more fully described herein, (ii) 1,100,000 shares of Holdings Common Stock issued to Sponsor was placed by Holdings into an escrow account and will not be released to the Sponsor unless the dollar volume-weighted average price of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the consummation of the Business Combination, (iii) the holders of each whole warrant to purchase KWAC Class A Common Stock received one warrant to purchase Holdings Common Stock at an exercise price of $11.50 per share, (iv) 12 million shares of Holdings Common Stock, subject to adjustment as more fully described herein, was issued to the equity holders of BMS in proportion to their ownership interests in BMS, (v) an additional 1,100,000 shares of Holdings Common Stock was issued to certain equity holders of BMS, (vi) 3,084,450 KWAC Private Placement Warrants held by Sponsor were forfeited immediately prior to the effective time of the Business Combination, and (vii) 3,084,450 warrants to purchase Holding Common Stock at an exercise price of $11.50 per share were issued to the equity holders of BMS in proportion to their ownership interests in BMS. As a result of the Business Combination, BMS became an indirect, wholly-owned subsidiary of Holdings.

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

3.	MERGER AND RECAPITALIZATION (continued)

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

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

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

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue From Contracts With Customers	2024	2023	2024	2023
Variable annuities and other insurance commissions	$24,873	$26,614	$74,943	$77,455
Mutual fund commissions	5,129	4,149	15,037	13,860
Securities commissions	3,201	3,165	8,790	8,737
Alternative investments	1,577	1,541	4,065	4,060
Advisory fees	6,246	5,448	18,250	16,334
Total Revenue From Contracts With Customers	$41,026	$40,917	$121,085	$120,446

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales-based (Point in time)	2024	2023	2024	2023
Variable annuities and other insurance commissions	$10,796	$13,051	$31,826	$39,461
Mutual fund commissions	946	1,198	3,471	3,982
Securities commissions	3,201	3,165	8,790	8,737
Alternative investments	1,498	1,526	3,971	4,004
Total Sales Based Revenues	$16,441	$18,939	$48,058	$56,184

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trailing (Over time)	2024	2023	2024	2023
Variable annuities and other insurance commissions	$14,077	$13,564	$43,117	$37,994
Mutual fund commissions	4,183	2,951	11,566	9,878
Advisory fees	6,246	5,448	18,250	16,334
Alternative investments	80	15	95	56
Total Trailing Revenues	24,585	21,978	73,027	64,262
Total Revenue From Contracts With Customers	$41,026	$40,917	$121,085	$120,446

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of September 30, 2024, and December 31, 2023, the Company had receivables from contracts with customers totaling approximately $10.6 million and $8.9 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million and $8.6 million as of January 1, 2024, and January 1, 2023, respectively. As of September 30, 2024, and December 31, 2023, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

5.	FAIR VALUE

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

6.	DEBT

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.00% as of September 30, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $16.2 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of September 30, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $2.9 million and $3.2 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of September 30, 2024, are as follows (in thousands):

2024	$598
2025	2,596
2026	2,950
2027	3,344
2028	3,788
Thereafter	6,434
Total	$19,710

In connection with the closing of the Business Combination, the Company entered into an amendment to the Credit Agreement with Oak Street providing for, among other things, consenting to the Business Combination, and the payoff and restructuring of certain debt obligations. Additionally, the rate of interest being charged will increase at rate of .15% per annum until the interest rate reaches a maximum of 15.00%, provided that in no event the interest rate will not be less than 10.75% (the “Floor”). Additionally, in connection with the amendment the Company had agreed to pay a fee equal to $0.14 million (the “Deferred Fee”), which was due and payable in the amounts of $0.025 million, which was paid on June 12, 2024 and $0.115 million, which was due and payable on August 12, 2024, respectively. On August 12, 2024, the Company and Oak Street entered into a Letter Agreement Regarding the Deferred Fee which provided for the extension of the August Deferred Fee Date from August 12, 2024 to September 30, 2024. Under the Letter Agreement Regarding the Deferred Fee, the amount of the fee was adjusted to $0.15 million. As of September 30, 2024, the Company had not paid in full its obligations and accordingly paid Oak Street the Deferred Fee. As of and subsequent to September 30, 2024, the Company continues to operate under the Credit Agreement as amended and outlined above.

6.	DEBT (continued)

The amended Credit Agreement also includes a guarantee provision whereby each of the Company, KWAC, Holdings and MHC Securities, LLC are guarantors under the Credit Agreement. Additionally, certain of the members of the Company provide guarantees under the Credit Agreement.

7.	PROMISSORY NOTES – AFFILIATES

On November 30, 2017, BMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

Additionally, in connection with the acquisition of the PKSH Entities, BMS agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes had been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.3 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

8.	DUE TO MEMBERS

BMS had entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2023, the amount of principal and accrued interest related to these notes were approximately $5.2 million. The notes carried an interest at the rate of 10% and were due on demand.

In connection with the closing of the Business Combination, the noteholders agreed to satisfy all outstanding obligations, including the payment of principal and interest, in exchange for an amount of cash equal to approximately $0.9 million, forgiveness of certain other obligations owed to a noteholder and the issuance of 357,000 shares of Common Stock of Binah Capital Group, Inc.

9.	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2024 (the “Funding Date”), in connection with the consummation of the Business Combination, Holdings and BMS entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of September 30, 2024, the Company paid an in-kind dividend in the amount $0.4 million.

9.	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

The Holdings Series A Stock has liquidation preferences in the event of a voluntary or involuntary liquidation as follows:

●	The greater of $12.50 per share of Holdings Series A Stock if such liquidation occurs prior to the first anniversary of the Funding Date;
●	$13.00 per share of Holdings Series A Stock if such liquidation occurs prior to the second anniversary of the Funding Date;
●	$15.00 per share of Holdings Series A Stock if such liquidation occurs prior to the third anniversary of the Funding Date;
●	$16.00 per share of Holdings Series A Stock if such liquidation occurs prior to the fourth anniversary of the Funding Date.

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

10.	SERIES B CONVERTIBLE PREFERRED STOCK

On September 4, 2024, the Company entered into a Subscription Agreement with certain investors for the purchase of 150,000 shares of Holdings’ Series B Convertible Preferred Stock, par value $.0001 (the “Holdings Series B Stock”) in a private placement at $10.00 per share, for an aggregate purchase price of $1,500,000). The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A) .80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share (the “Conversion Rate”).

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share.

The Company may, at its option, in whole, or part, redeem the Holdings Series B Stock any time after the first anniversary of the date of the Subscription Agreement at a redemption price equal to the greater of (i) $12.00 per share of Holdings Series B Stock, plus accrued but unpaid dividends or (A) 1.20 multiplied by (B) the volume weighted average price for 20 trading days during the 30-day period immediately prior to the redemption; provided that such price shall not greater than $20.00.

11.	WARRANTS

The following table summarizes the warrants outstanding as of September 30, 2024:

Class of Warrants	Number Outstanding
Public warrants	8,588,425
Private placement warrants	6,559,533
Total warrants outstanding	15,147,958

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

The Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At September 30, 2024, the fair value of the warrant liabilities is approximately $0.5 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition.

12.	INCOME TAXES

As a result of the Reverse Recapitalization, Binah Capital Group, Inc. is the parent company of KWAC, which is the parent company of BMS. KWAC is a corporation and subject to U.S. federal and certain state and local taxes. BMS is treated as a partnership for U.S. federal income tax purposes.

KWAC, the PKSH Entities, Cabot Entities and WEG are taxable entities and are subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only.

The effective tax rate was approximately (46)% for the nine months ended September 30, 2024. The effective income tax rate for the period ended September 30, 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization. The tax provision is related to the activities of the taxable entities including the PKSH Entities, Cabot Entities and WEG.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is generally not subject to examinations for its federal and state returns for any periods prior to the 2019 tax year. The Company is not currently under examination for any tax years.

13.	NET LOSS PER SHARE

The Series A and Series B Preferred Stock does not have similar economic rights to the common stock and management does not consider them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A and Series B Preferred Stock outstanding during the period was not included in the calculation of weighted average common stock outstanding. The Public and Private Warrants were considered in diluted EPS under the treasury stock method, if dilutive.

Management determined that EPS was not presented for periods prior to the Merger as it was not considered to be meaningful.

The computation of loss per share and weighted average of the Company’s common stock outstanding for the period from the date of transaction close through September 30, 2024 is as follows (in thousands):

	Three months	Nine Months
	ended September 30,	Ended September 30,
	2024	2024
Net (loss)	$(1,150)	(4,197)
Basic and diluted weighted average shares outstanding, common stock	16,602	16,588
Basic and diluted loss per share of common stock	$(0.07)	(0.25)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

Warrants	15,148

14.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2024, and December 31, 2023, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

15.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,536,400 shares issued and outstanding as of September 30, 2024; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of September 30, 2024; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of September 30, 2024.
16.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of and for the periods ended September 30, 2024 and December 31, 2023, all broker-dealers had net capital in excess of the required minimums.

17.	CREDIT RISK AND CONCENTRATIONS

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

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to November 14, 2024.

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

The Merger

On March 15, 2024 (the “Closing Date”), Binah Capital consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated July 7, 2022 (as amended, the “Merger Agreement” and the consummation of such contemplated transactions, the “Closing”), by and among Kingswood Acquisition Corp, a Delaware corporation (“KWAC”), Binah Capital, Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (dba, Binah Management Services, “BMS”). Binah Capital, Kingswood Merger Sub and Wentworth Merger Sub were newly formed entities that were formed for the sole purpose of entering into and consummating the transaction set forth in the Merger Agreement. Binah Capital was a wholly-owned direct subsidiary of KWAC and both Kingswood Merger Sub and Wentworth Merger Sub were wholly-owned direct subsidiaries of Binah Capital. On the Closing Date, Kingswood Merger Sub merged with and into KWAC, with KWAC continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital and Wentworth Merger Sub merged with and into BMS, with BMS continuing as the surviving entity as a wholly-owned subsidiary of Binah Capital. Following the BMS merger, KWAC acquired, and Binah Capital contributed to KWAC all of the common units of BMS directly held by Binah Capital after the Wentworth merger, such that, following the Binah Capital contribution, BMS became a wholly-owned subsidiary of KWAC.

Upon the consummation of the Business Combination, (i) the holders of shares of KWAC’s common stock (“KWAC Common Stock”) issued and outstanding immediately prior to the effective time of the Business Combination (other than any redeemed shares) received one share of common stock of Holdings (“Holdings Common Stock”) in exchange for each share of KWAC Common Stock held by them, subject to adjustment as more fully described herein, (ii) 1,100,000 shares of Holdings Common Stock issued to Sponsor was placed by Holdings into an escrow account and will not be released to the Sponsor unless the dollar volume-weighted average price of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the consummation of the Business Combination, (iii) the holders of each whole warrant to purchase KWAC Class A Common Stock received one warrant to purchase Holdings Common Stock at an exercise price of $11.50 per share, (iv) 12 million shares of Holdings Common Stock, subject to adjustment as more fully described herein, was issued to the equity holders of BMS in proportion to their ownership interests in BMS, (v) an additional 1,100,000 shares of Holdings Common Stock was issued to certain equity holders of BMS, (vi) 3,084,450 KWAC Private Placement Warrants held by Sponsor were forfeited immediately prior to the effective time of the Business Combination, and (vii) 3,084,450 warrants to purchase Holding Common Stock at an exercise price of $11.50 per share were issued to the equity holders of BMS in proportion to their ownership interests in BMS. As a result of the Business Combination, BMS became an indirect, wholly-owned subsidiary of Holdings.

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

Executive Summary

Financial Highlights

Results for the three and nine-month period ended September 30, 2024 included a net loss of approximately $(1.2) million and $(3.5) million and total revenue of approximately $42.2 million and $124.3 million, respectively, which compares to net income and total revenue of $0.2 million and $ 1.4 million and approximately $42.9 million and $126.7 million, respectively, for the three and nine month period ended September 30, 2023.

Asset Trends

Total advisory and brokerage assets served were $26.9 billion at September 30, 2024, compared to $22.8 billion at September 30, 2023. Total net new assets were $0.4 billion and $(1.8) billion for the three- and nine-month period ended September 30, 2024, compared to $0.5 and $(3.2) billion for the same period in 2023.

Net new advisory assets were $0.0 billion and (0.1) billion for the three and nine-month period ended September 30, 2024, compared to $0.0 billion and $(0.5) billion for the same period in 2023. Advisory assets were $2.5 billion at September 30, 2024, which is an increase of approximately 23% from the the $2.0 billion at September 30, 2023.

Net new brokerage assets were $0.4 and (1.7) billion for the three and nine-month period ended September 30, 2024, compared to $0.5 billion and $(2.7) billion for the same period in 2023. Brokerage assets were $24.5 billion at September 30, 2024, up 17.5% from $20.8 billion at September 30, 2023.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $8.4 million and $23.5 million for the three and nine-month period ended September 30, 2024, an increase of approximately 20% and 3% from $7.0 million and $22.8 million for the three and nine-month period ended September 30, 2023. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended September 30,
Operating Metric (dollars in billions)	2024	2023
Advisory and Brokerage Assets
Brokerage assets	$24.5	$20.8
Advisory assets	2.5	2.0
Total Advisory and Brokerage Assets	$26.9	$22.8
Net New Assets
Net new brokerage assets	$0.4	$0.5
Net new advisory assets	0.0	0.0
Total Net New Assets	$0.4	$0.5
Financial Metrics (dollars in millions)
Total revenue	$42.2	$42.9
Net income (loss)	$(1.2)	$0.2
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$8.4	$7.0
EBITDA(2)	$0.4	$1.6

	As of and for the Nine Months Ended September 30,
Operating Metric (dollars in billions)	2024	2023
Advisory and Brokerage Assets
Brokerage assets	$24.5	$20.8
Advisory assets	2.5	2.0
Total Advisory and Brokerage Assets	$26.9	$22.8
Net New Assets
Net new brokerage assets	$(1.7)	$(2.7)
Net new advisory assets	(0.1)	(0.5)
Total Net New Assets	$(1.8)	$(3.2)
Financial Metrics (dollars in millions)
Total revenue	$124.3	$126.7
Net income (loss)	$(3.5)	$1.4
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$23.5	$22.8
EBITDA(2)	$0.9	$6.5
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

	For the Three Months Ended September 30,
Gross Profit	2024	2023
Total revenue	$42.2	$42.9
Commission and fees	33.8	35.9
Gross Profit	$8.4	$7.0

	For the Nine Months Ended September 30,
Gross Profit	2024	2023
Total revenue	$124.3	$126.7
Commission and fees	100.8	103.9
Gross Profit	$23.5	$22.8

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

	For the Three Months Ended September 30,
EBITDA Reconciliation	2024	2023
Net income (loss)	$(1.2)	$0.2
Interest expense	0.8	1.2
Provision for income taxes	0.5	(0.2)
Depreciation and amortization	0.3	0.3
EBITDA	$0.6	$1.6

	For the Nine Months Ended September 30,
EBITDA Reconciliation	2024	2023
Net income (loss)	$(3.5)	$1.4
Interest expense	2.6	3.9
Provision for income taxes	0.9	0.3
Depreciation and amortization	0.9	0.9
EBITDA	$0.9	$6.5

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.8% in the third quarter of 2024, after growing at an annualized pace of 1.6% and 2.8% in the first and second quarter of this year, respectively. The U.S. economy added roughly 558,000 jobs in the third quarter of 2024, while the unemployment rate averaged 4.1% in the third quarter of 2024, consistent with the average in the prior quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the third quarter of 2024, Fed policymakers lowered the target range for the federal funds rate to 4.8% to 5.0%. The equity markets surged to new highs resulting in the S&P 500 returning 5.9% during the third quarter of 2024.

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

Results of Operations

The following presents an analysis of our results of operations for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	34,780	35,469	-1.9%	102,836	104,112	-1.2%
Advisory Fees	6,247	5,448	14.7%	18,250	16,334	11.7%
Total Revenue from Contracts with Customers	41,026	40,917	0.3%	121,086	120,446
Interest and other income	1,170	1,933	-40.3%	3,209	6,227	-48.5%
Total revenues	42,197	42,850	-1.5%	124,295	126,673	-1.9%

	For the three months ended September 30,			For the nine months ended September 30,
Expenses:	2024	2023	% Change	2024	2023	% Change
Commissions and fees	33,832	35,865	-5.7%	100,839	103,863	-2.9%
Employee compensation and benefits	3,937	3,088	27.5%	10,988	9,875	11.3%
Rent and occupancy	285	284	0.2%	870	900	-3.3%
Professional fees	1,120	697	60.7%	6,059	2,412	151.2%
Technology fees	386	598	-35.4%	1,228	1,543	-20.4%
Interest	775	1,249	-37.9%	2,632	3,895	-32.4%
Depreciation and amortization	268	303	-11.8%	862	913	-5.6%
Other	2,207	766	188.3%	3,394	1,539	120.5%

Total expenses	42,810	42,849	-0.1%	126,872	124,940	1.5%

Income (loss) before provision (benefit) for income taxes	(613)	1	-66941.3%	(2,577)	1,733	-248.7%

Provision (benefit) for income taxes	537	(242)	-321.4%	890	289	208.4%

Net income (loss)	(1,150)	243	-572.5%	$(3,467)	$1,444	-340.0%

Revenues

The Company’s primary source of revenue is from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors. We also generate interest income in accordance with our agreements with our clearing partners. In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2024, and 2023 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Sales-based	$16,441	$18,939	$(2,498)	-13.2%
Trailing	18,339	16,530	$1,807	10.9%
Total commission revenue	$34,780	$35,469	$(691)	-1.9%

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Sales-based	$48,058	$56,184	(8,126)	-14.5%
Trailing	54,778	47,928	6,850	14.3%
Total commission revenue	$102,836	$104,112	(1,276)	-1.2%

Sales-based revenue decreased by approximately $2.5 and $8.1 million or 13.2% and 14.5% for the three and nine-month period ended September 30, 2024, respectively, as compared to 2023. Trailing based revenue increased by approximately $1.8 and $6.8 million or 10.9% and 14.3% for the three and nine-month periods ended September 30, 2024, respectively, as compared to 2023. The decrease in sales-based revenue for the three and nine-month periods ended September 30, 2024 as compared to 2023 is attributable to a decrease in the generation of transactional based products. The increase in the trailing based revenues is primarily due to the positive market performance related to the trail-eligible assets.

Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets as of September 30, 2024 and 2023 (in billions):

	As of September 30,
	2024	2023
Brokerage Assets	$24.5	$20.8

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of September 30,
	2024	2023
Trail-Eligible Assets	$17.0	$14.0

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	Three Months Ended September 30,
	2024	2023
Balance - Beginning of period	$22.8	$21.1
Net new brokerage assets(1)	0.4	0.5
Market impact(2)	1.3	(0.8)
Balance - End of period	$24.5	$20.8

	Nine Months Ended September 30,
	2024	2023
Balance - Beginning of period	$21.8	$20.1
Net new brokerage assets(1)	(1.7)	(2.7)
Market impact(2)	4.4	3.4
Balance - End of period	$24.5	$20.8
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 14.7% and 11.7% for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in September 30, 2023, due to positive returns in the market offset by outflows of advisory assets.

The following tables summarizes the advisory assets as of September 30, 2024 and 2023 (in billions):

	As of September 30,
	2024	2023
Advisory Assets	$2.5	$2.0

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	Three Months Ended September 30,
	2024	2023
Balance - Beginning of period	$2.3	$2.0
Net new advisory assets(1)	0.0	0.1
Market impact(2)	0.1	(0.1)
Balance - End of period	$2.5	$2.0

	Nine Months Ended September 30,
	2024	2023
Balance - Beginning of period	$2.1	$2.1
Net new advisory assets(1)	(0.0)	(0.5)
Market impact(2)	0.4	0.4
Balance - End of period	$2.5	$2.0
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.

(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The decrease in interest and other income for the period ended September 30, 2024, compared to 2023 is primarily related to a non-recurring income item that was earned in March 2023.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended September 30,
	2024	2023	Change
Payout range	82.42%	87.65%	5.23%

	For the Nine Months ended September 30,
	2024	2023	Change
Payout range	83.26%	86.23%	2.97%

For the three and nine-month periods ended September 30, 2024, the payout rate decreased as compared to 2023 as a result of in the prior year there was a non-recurring commissionable product that carried a payout at 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the three-month period ended September 30, 2024 increased as compared to September 30, 2023, by 27.5%, which relates to the addition of personnel costs attributed to the Company now operating as a public company.

Employee compensation and benefits for the nine-month period ended September 30, 2024 increased as compared to September 30, 2023, by 11.3% which relates to the addition of personnel costs attributed to the Company now operating as a public company.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three-month period ended September 30, 2024 as compared to September 30, 2023 increasing slightly by 0.2%.

Rent and occupancy remained relatively consistent for the nine-month period ended September 30, 2024 as compared to September 30, 2023 decreasing by 3.3%.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three and nine-month periods ended September 30, 2024, as compared to 2023 increased by $0.4 million and $3.6 million, respectively, which is directly related to transaction costs associated with the Business Combination and specific costs related to the Company now operating as a public company.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees decreased by $0.2 million and $0.3 million for the three and nine-month periods ended September 30, 2024, respectively, as compared to 2023.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.5 million and $1.3 million for the three and nine-month periods ended September 30, 2024, respectively, as compared to 2023 resulting from the repayment and restructuring of the related party debt obligations of BMS.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was approximately (46)% and (26)% for the three and nine-month periods ended September 30, 2024, as compared to (100)% and 20% for the same periods in 2023, respectively. The decrease in our effective tax rate was related to the transaction expenses related to the Reverse Recapitalization.

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

Parent Company Liquidity

Binah Capital Group, Inc. through its indirectly wholly owned subsidiary BMS, is the direct holding company of our operating subsidiaries, and considers its primary sources of liquidity to be dividends and management fees from our operating subsidiaries.

Sources of Liquidity

As of September 30, 2024, we had $19.1 million outstanding under our Senior Credit Facility with Oak Street Funding, LLC, net of debt issuance costs. The associated debt facilities are as follows:

Oak Street Funding, LLC

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate (“Prime”) (8.00% as of September 30, 2024) plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $16.2 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at Prime plus 2.25% and has a 10-year term. As of September 30, 2024 and December 31, 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $3.0 million and $3.2 million, respectively.

Under the Oak Street notes, the Company is subject to certain covenants as defined in the agreements. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all financial related covenants.

The minimum payments and maturities of the Oak Street notes as of September 30, 2024 were as follows (in thousands):

2024	$598
2025	2,596
2026	2,950
2027	3,344
2028	3,788
Thereafter	6,434
Total	$19,710

Series A Redeemable Convertible Preferred Stock

On March 15, 2024 (the “Funding Date”) in connection with the consummation of the Business Combination, Holdings and BMS entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14,400,000 (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

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

SERIES B Convertible Preferred Stock

On September 4, 2024, the Company entered into a Subscription Agreement with certain investors for the purchase of 150,000 shares of Holdings’ Series B Convertible Preferred Stock (the “Holdings Series B Stock”) in a private placement at $10.00 per share, for an aggregate purchase price of $1,500,000). The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A) .80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share (the “Conversion Rate”).

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share.

The Company may, at its option, in whole, or part, redeem the Holdings Series B Stock any time after the first anniversary of the date of the Subscription Agreement at a redemption price equal to the greater of (i) $12.00 per share of Holdings Series B Stock, plus accrued but unpaid dividends or (A) 1.20 multiplied by (B) the volume weighted average price for 20 trading days during the 30-day period immediately prior to the redemption; provided that such price shall not greater than $20.00.

Other promissory notes

On November 30, 2017, BMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

Contingent consideration subordinated promissory notes

Additionally, in connection with the acquisition of the PKSH Entities, BMS agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes had been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

As of December 31, 2023, the amount of principal and accrued interest related to these promissory notes was approximately $12.2 million. Related interest expense was approximately $0 million and $0.5 million for the periods ended September 30, 2024 and 2023, respectively.

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

Other commitments

BMS had entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2023, the amount of principal and accrued interest related to these notes were approximately $5.2 million. The notes carried an interest at the rate of 10% and were due on demand.

In connection with the closing of the Business Combination, the noteholders agreed to satisfy all outstanding obligations, including the payment of principal and interest, in exchange for an amount of cash equal to approximately $0.9 million, forgiveness of certain other obligations owed to a noteholder and the issuance of 357,000 shares of Common Stock of Binah Capital Group, Inc.

Cash Flows

The following table sets forth a summary of cash flows for the nine-month period ended September 30, 2024 and 2023:

(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(2,411)	$362
Net cash used in investing activities	(18)	(88)
Net cash provided by (used in) financial activities	2,061	(1,851)
Net change in cash flows	$(368)	$(1,577)

Cash Flows from Operating Activities. Net cash used in operating activities was $2.4 million for the nine-month period ended September 30, 2024, compared to net cash provided by of $0.4 million for the nine-month period ended September 30 2023, representing a decrease of approximately $2.7 million or 766%. The decrease was primarily attributable to the decrease in net income of approximately $4.9 million to a net loss of $(3.5) million.

Cash Flows from Investing Activities. Net cash used in investing activities was $.02 million for the nine-month period ended September 30, 2024, compared to $0.1 million for the nine-month period ended September 30, 2023. The increase was primarily related to a decrease in the purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $2.0 million for the nine-month period ended September 30, 2024 compared to cash used in financing activities of approximately $1.9 million for the nine-month period ended September 30, 2023. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing offset by the repayments of the BMS related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2024:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$19,710	$598	$8,891	$10,058	$164
Interest payments	8,046	624	5,695	1,724	3
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,501	535	1,662	1,764	540
	$37,570	$1,757	$21,561	$13,545	$707
(1)	Represents principal obligations related to the Oak Street credit facility that was entered into during the years ended December 31, 2020 and 2021.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities.
(3)	Represents future minimum lease payments as of September 30, 2024, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the three and nine-months periods ended September 30, 2024 and 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 during the three months ended September 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2024, the Company issued 36,400 Series A Preferred Stock to Pollen Street Capital Limited as payment-in-kind issuances in lieu of cash in respect of interest that came due in September 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Series B Financing

Subscription Agreement

On September 4, 2024 (the “Issuance Date”), the Company entered into a subscription agreement (the “Series B Subscription Agreement”) with certain investors for the purchase of 150,000 shares of Holdings Series B Stock in a private placement at $10.00 per share, for an aggregate purchase price of $1,500,000.

The shares of Holdings Series B Stock issued pursuant to the Series B Subscription Agreement have not been registered under the Securities Act, and were issued in reliance on the availability of an exemption from such registration.

This summary is qualified in its entirety by reference to the text of Series B Subscription Agreement, which is included as Exhibit 10.1 to this Current Report and is incorporated herein by reference.

Series B Certificate of Designations

Ranking

With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, the Holdings Series B Stock will rank (i) junior to the Holdings Series A Stock and any class or series of equity securities of the Company that, by its terms, expressly ranks senior to Holdings Series B Stock; (ii) senior to all other classes or series of Holdings Common Stock and any other class or series of capital stock of the Company that by its terms is not expressly senior to, or on parity with, the Holdings Series B Stock; and (iii) on parity with any class or series of capital stock of the Company hereafter created that expressly ranks pari passu with the Holdings Series B Stock.

Dividend

Holders of shares of Holdings Series B Stock are entitled to receive, when, as and if authorized by the Board and declared by the Company out of funds legally available for the payment of dividends, a cumulative dividend at a rate of seven percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of the Company, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share.

Conversion

The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A) .80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share.

Optional Redemption

The Company may, at its option, in whole, or part, redeem the Holdings Series B Stock any time after the first anniversary of the date of the Series B Subscription Agreement at a redemption price equal to the greater of (i) $12.00 per share of Holdings Series B Stock, plus accrued but unpaid dividends or (A) 1.20 multiplied by (B) the volume weighted average price for 20 trading days during the 30-day period immediately prior to the redemption; provided that such price shall not greater than $20.00.

Anti-dilution Provisions

The Conversion Rate is subject to customary adjustments in the case of certain actions taken with respect to the Holdings Common Stock, including distributions to holders of Holdings Common Stock in shares, subdivisions, splits or combinations of the Holdings Common Stock, issuances, sales of or distribution of convertible securities, options or any other assets to holders of Holdings Common Stock for which there is no corresponding distribution in respect of the Holdings Series B Stock.

Voting Rights

As long as any shares of Holdings Series B Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Holdings Series B Stock amend, alter, repeal or otherwise modify any provision of the Holdings’ certificate of incorporation or the Certificate of Designations in a manner that would alter or change the terms or the powers, preferences, rights or privileges of the Holdings Series B Stock as to affect them adversely.

Additionally, holders of the Holdings Series B Stock shall be entitled to one vote per share and entitled to vote together (as a single class) with the holders of Holders’ common stock on all matters submitted to a vote of stockholders of Holdings, except as otherwise provided in the Certificate of Designations or as required by applicable law.

This summary is qualified in its entirety by reference to the text of Series B Certificate of Designations, which is included as Exhibit 4.1 to this Current Report and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
4.1	Series B Certificate of Designations
10.1	Form of Series B Subscription Agreement
31.1*	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2**	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINAH CAPITAL GROUP, INC.

Date: November 14, 2024	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)