Form 10-K
period 2024-12-31
Binah Capital Group, Inc.
filed 2025-03-31
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $45 million (based on the closing price of the registrant’s common stock ($6.20) on that date as reported on the Nasdaq Stock Market LLC).

On March 28, 2025, there were 16,602,460 shares of common stock, $0.0001 par value per share (“common stock”), issued and outstanding.

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

iii

PART I

ITEM 1. BUSINESS

The Company

Binah Capital Group, Inc. is a Delaware corporation with its corporate headquarters located at 80 State Street, Albany, NY 12207, telephone number (212) 404-7002, Internet website address www.binahcap.com. Our Internet website and content contained therein or connected thereto are not intended to incorporate into this Annual Report. References to “Binah,” the “Company,” “we,” “our” and “us” and similar terms mean Binah Capital Group, Inc. and its subsidiaries following the completion of the Business Combination (as defined below), unless the context otherwise requires.

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

During the year ended December 31, 2024, KWAC’s name was changed to Binah Capital Corp. (“Binah”) and Wentworth began to operate under a dba Binah Management Services (“BMS”). The names Binah and BMS will be used throughout.

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

Corporate Structure

Founded in March 2016 as a limited liability company under the Delaware Limited Liability Company Act, BMS, through four wholly-owned registered broker dealer subsidiaries and their affiliated entities, provides investment management services to clients via three advisor business models:

Hybrid Business Model: The Purshe Kaplan Sterling Entities

PKS Holdings, LLC (“PKSH”) is headquartered in Albany, New York with branch offices throughout the United States of America, more than 1700 registered individuals working within the financial services industries, and includes the following entities (the “PKSH Entities”):

●	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is an independent broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
●	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an independent investment advisory firm, registered with the SEC, which provides advisory services to clients.
●	PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients. During the year ended December 31, 2024, PKSF began to operate under the dba Binah Capital Insurance.
●	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated BMS entities.

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

Independent Business Model: the Cabot Lodge Entities and the World Equity Group

Cabot Lodge Securities LLC (“CLS”) maintains offices in New York, New York with branch offices throughout the United States of America, more than 100 registered advisors. and includes the following entities (the “Cabot Entities”):

●	CLS, a Delaware limited liability company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
●	CL Wealth Management LLC (“CLWM”), a Virginia limited liability company, is an investment advisory firm, registered with the SEC and provides advisory services to clients.
●	Wentworth Financial Partners LLC (“WFP”) (f/k/a CL General Agency), a Delaware limited liability company, is an insurance entity providing financial services to clients. During the year ended December 31, 2024, WFP began to operate under the dba Binah Financial Partners.

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

W2 Business Model

In addition to the Hybrid Business Model, the PKSH Entities operate under a W2 Business Model, which allows our independent broker-dealers to affiliate with our brokerage firms as employees to offer commission-based products through our brokerage firms as well as fee-based asset management services through our RIAs. Pursuant to the W2 Business Model, the independent broker-dealer joins one of our established branch offices and BMS is responsible for the payment of substantially all of the expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The independent broker-dealer is a commission based on a smaller percentage of a branch’s commission-based revenues from securities brokerage transactions conducted through our brokerage firms, and the fee-based revenue for asset management services provided by our corporate RIAs.

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

Pipeline Acquisitions

We continue to scale as firms consolidate into the BMS network and we add advisors via lift-out pipeline acquisitions. We leverage management’s existing relationships and experience to continue to identify and integrate partner and promote the BMS brand to the market.

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

Human Capital

As of December 31, 2024, the Company’s workforce was comprised of approximately 150 employees and substantially all employees are salaried. A significant portion of our workforce is comprised of compliance, operations, finance and other administrative personnel. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are positive.

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

Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 may also be obtained by stockholders without charge upon written request to: Binah Capital Group Inc., 80 State Street, Albany, NY 12207, ATTN: Investor Relations.

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

Maintaining and enhancing our brand and reputation is critical to our growth, and if we are unable to maintain and enhance our brand, our business, results of operations and financial condition could be adversely affected.

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

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

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

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make the Company’s common stock less attractive to investors.

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

Our warrants were issued in registered form under a warrant agreement, which provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, and that all other modifications or amendments will require the vote or written consent of the holders of at least 50% of the then outstanding warrants, and, solely with respect to any amendment to the terms of the private placement warrants, a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or common stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of the Company’s warrants.

Your unexpired Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sale price of our common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of our common stock issuable upon the exercise of the warrants is effective and a current prospectus relating to those common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

We employ a variety of security tools and components to monitor, identify and block cybersecurity threats. In the event of a cybersecurity incident, the Company has an incident response team (IRT) whose role is to respond quickly and effectively. The IRT utilizes an incident response plan for the implementation of the its incident response capabilities that provides (i) a definition of “reportable incidents/events”, and (ii) “metrics” for evaluating the IRT’s response capabilities and effectiveness. The checklist is periodically reviewed by the IT Department for lessons learned from both mock and actual incidents, and to assure compliance with most current industry best practices and latest regulatory developments. The incident response plan includes processes through which cybersecurity incidents are escalated to the Company’s executive officers. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises at least annually. These exercises are conducted by internal personnel.

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

(b) Holders

As of March 28, 2025, there were 29 shareholders of record of our common stock and 11 holders of record of our warrants to purchase our common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

(f) Recent Sales of Unregistered Securities;

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2024.

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

The information for the years ended December 31, 2024 and 2023 are derived from the Company’s audited consolidated financial statements and the notes thereto included elsewhere in this report.

Any reference to Binah Capital Group, Inc. refers to Binah Capital Group, Inc. and our consolidated subsidiaries on a forward-looking basis or as the context requires, to the historical results of BMS Management Services LLC. Any reference to “BMS Management Services LLC” refers to the entities comprising the Binah Capital Group, Inc. business prior to the consummation of the Business Combination.

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

Executive Summary

Financial Highlights

Results for the year ended December 31, 2024 included a net loss of approximately $4.6 million and total revenue of approximately $168.9 million, which compares to net income and total revenue of $0.5 million and approximately $168.0 million, respectively, for the year ended December 31, 2023.

Asset Trends

Total advisory and brokerage assets served were $27.1 billion at December 31, 2024, compared to $23.9 billion at December 31, 2023. Total net new assets were $(2.1) billion for the year ended December 31, 2024, compared to $(3.6) billion for the same period in 2023.

Net new advisory assets were $0.0 million for the year ended December 31, 2024, compared to $(0.5) million in 2023. Advisory assets were $2.5 billion at December 31, 2024, which is an increase of approximately 21% from the $2.1 billion at December 31, 2023.

Net new brokerage assets were $(2.1) billion for the year ended December 31, 2024, compared to $(3.1) billion in 2023. Brokerage assets were $24.5 billion at December 31, 2024, an increase of approximately 12% from $21.8 billion at December 31, 2023.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $32.0 million for the year ended December 31, 2024, an increase of 0.6% from $31.8 million for the year ended December 31, 2023. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

Key Performance Metrics and Non-GAAP Financial Measures

We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics of Gross Profit and EBITDA are “non-GAAP financial measures.” Our management periodically uses certain “non-GAAP financial measures,” as such term is defined under the rules of the SEC, to supplement our financial information presented in accordance with U.S. GAAP and to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that the non-GAAP financial measures of Gross Profit, EBITDA and Adjusted EBITDA provide investors and analysts useful insight into our financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

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

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, a non-GAAP measure, plus business combination and re-financing costs. The Company presents EBITDA and Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA and Adjusted EBITDA are not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP.

A reconciliation of our non-GAAP financial measures to their most directly comparable GAAP financial measures appears below in the footnotes to the table of our key operating, business and financial metrics.

Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metric (dollars in billions)	2024	2023
Advisory and Brokerage Assets
Brokerage assets	$24.5	$21.8
Advisory assets	2.5	2.1
Total Advisory and Brokerage Assets	$27.0	$23.9

Net New Assets
Net new brokerage assets	$(2.1)	$(3.1)
Net new advisory assets	0.0	(0.5)
Total Net New Assets	$(2.1)	$(3.6)

Financial Metrics (dollars in millions)
Total revenue	$169.0	$168.0
Net (loss) income	$(4.6)	$0.6
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$32.0	$31.8
EBITDA(2)	$1.9	$6.8
Adjusted EBITDA(2)	$6.3	$8.4
(1)	Gross profit is a non-GAAP financial measure defined as total revenue less commissions paid to financial advisors and registered representatives and other fees that generate the revenue. We consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before other costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	For the Years Ended December 31,
Gross Profit	2024	2023
Total revenue	$169.0	$168.0
Commission and fees	137.0	136.2
Gross Profit	$32.0	$31.8
(2)	EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus non-recurring costs related to our business combination as well as re-financing the senior credit facility costs. The Company presents EBITDA and Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA and Adjusted EBITDA are not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented (in millions):

	For the Years Ended December 31,
EBITDA Reconciliation	2024	2023
Net (loss) income	$(4.6)	$0.6
Interest expense	4.0	5.1
(Benefit) Provision for income taxes	1.4	(0.1)
Depreciation and amortization	1.0	1.2
EBITDA	$1.9	$6.8
Business combination and re-financing costs	4.4	1.6
Adjusted EBITDA(2)	$6.3	$8.4

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew 2.8% in 2024, and at an annualized pace of 2.3% in the fourth quarter of 2024 after growing at an annualized pace of 2.8% in the third quarter of 2024. Although inflation, interest rates and volatile global markets were all headwinds the U.S. economy added roughly 500,000 jobs in the fourth quarter of 2024, while the unemployment rate averaged 4.2% in the fourth quarter of 2024, up slightly from the average in the prior quarter.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter of 2024, Fed policymakers maintained the target range for the federal funds rate at 4.25% to 4.50%.

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

Results of Operations

The following presents an analysis of our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2024	2023	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$139,452	$138,191	0.9%
Advisory Fees	24,939	21,668	15.1%
Total Revenue from Contracts with Customers	164,391	159,859
Interest and other income	4,512	8,096	(44.3)%
Total revenues	168,903	167,955	0.6%

	For the years ended December 31,
Expenses:	2024	2023
Commissions and fees	136,932	136,169	0.6%
Employee compensation and benefits	15,544	13,385	16.1%
Rent and occupancy	1,150	1,189	(3.3)%
Professional fees	6,971	4,709	48.0%
Technology fees	1.292	2,457	(47.4)%
Interest	4,026	5,119	(21.4)%
Depreciation and amortization	1,019	1,216	(16.2)%
Other	5,116	3,225	58.6%

Total expenses	172,050	167,469	2.7%

(Loss) income before provision for income taxes	(3,147)	486	(747.5)%

Provision (benefit) for income taxes	1,415	(85)	(2,085.9)%

Net (loss) income	$(4,562)	$571	(946.8)%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 5 — Revenues From Contracts with Customers within the notes to the audited consolidated financial statements for the years ended December 31, 2024, and 2023 for further details regarding our commission revenue by product category.

The following table sets forth the components of our commission revenue for years December 31, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2024	2023	$ Change	% Change
Sales-based	$62,827	$74,525	(11,698)	(15.7)%
Trailing	101,564	85,334	16,230	19.0%
Total commission revenue	$164,391	$159,859	4,532	2.8%

Sales based revenue decreased by approximately $11.7 million or 15.7% for the year ended December 31, 2024 as compared to 2023. Trailing based revenue increased by approximately $16.2 million or 19.0% for the year ended December 31, 2024 as compared to 2023. The decrease in sales based revenue for the year ended December 31, 2024 as compared to 2023 is attributable to a decrease in the generation of transactional based products. The increase in the trailing based revenues is primarily due to volatility driven increases in trail eligible assets.

Commission revenue is generated from brokerage assets. The following tables summarizes the brokerage assets for the years ended December 31, 2024 and 2023 (in billions):

	Years Ended
	December 31,
	2024	2023
Brokerage Assets	24.5	21.8

Included in the brokerage assets above are trail-eligible assets as follows:

	Years Ended
	December 31,
	2024	2023
Trail-Eligible Assets	17.9	15.6

The following table summarizes activity impacting brokerage assets for the years ended:

	Years Ended
	December 31,
	2024	2023
Balance – Beginning of period	21.8	20.1
Net new brokerage assets(1)	(2.1)	(3.1)
Market impact(2)	4.8	4.8
Balance – End of period	24.5	21.8
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 15% for the year ended December 31, 2024 as compared to December 31, 2023, due to the positive impact from the financial markets.

The following tables summarizes the advisory assets for the years ended December 31, 2024 and 2023 (in billions):

	December 31,
	2024	2023
Advisory Assets	2.6	2.1

The following table summarizes activity impacting advisory assets for the years ended:

	Years Ended
	December 31,
	2024	2023
Balance – Beginning of period	2.1	2.1
Net new advisory assets(1)	(0.0)	(0.6)
Market impact(2)	0.5	0.6
Balance – End of period	2.6	2.1
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The decrease in interest and other income for the year ended December 31, 2024, compared to 2023 is primarily related to certain non-recurring income items earned during 2023.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the years ended December 31,
	2024	2023	Change
Payout range	75.44%	77.96%	(2.52)%

For the year ended December 31, 2024, the payout rate decreased as compared to 2023 as a result of the reduction in non-recurring commission products that carried a payout at 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the year ended December 31, 2024 increased by $2.2 million which is directly related to the additional personnel costs attributed to the Company now operating as a public company.

Rent and occupancy

Rent and occupancy remained relative consistent for the year ended December 31, 2024 compared to 2023, decreasing by 3.3% or $0.04 million.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the year ended December 31, 2024 as compared to 2023 increased by $2.3 million which is directly related to transaction costs associated with the Business Combination, the re-financing of the senior credit facility and specific costs related to the Company now operating as a public company.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees decreased by $1.2 million for the year ended December 31, 2024 as compared to 2023.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $1.1 million for the year ended December 31, 2024 as compared to 2023 resulting from the repayments and restructuring of the related party debt obligations of BMS.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was (45.09)% and (17.49)% for the years ended December 31, 2024 and 2023, respectively. The change in our effective tax rate was related to the change in deferred adjustments.

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

Parent Company Liquidity

Binah Capital Group, Inc., through its indirectly wholly owned subsidiary BMS, is the direct holding company of our operating subsidiaries, considers its primary sources of liquidity to be dividends and management fees from our operating subsidiaries.

Sources of Liquidity

As of December 31, 2024, we had $19.6 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of December 31, 2024, the outstanding balance on the Term Loan was $19.6 million, net of debt issuance costs.

Under the terms of the Credit Agreement, to the extent that the Company requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by the Company and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of December 31, 2024 there are no amount outstanding under the Non-Revolving Loan or Letters of Credit.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of December 31, 2024, the effective interest rate was 8.3%.

The Term Loan must be used by BMS to refinance Existing Credit Facilities (as defined in the Credit Agreement) and the Non-Revolving Loans must be used solely to reimburse the Lender with respect to any Letters of Credit issued to BMS. The Term Loan refinanced and retired the previous Oak Street Funding Facility.

The Credit Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by BMS and restricting BMS’s ability to make certain loans and investments. Additionally, BMS is subject to financial covenants whereby BMS and its subsidiaries on a consolidated basis may not have, as of the last day of each fiscal quarter, commencing with fiscal quarter ending on March 31, 2025, (1) a fixed charge coverage ratio as of the last day of the fiscal quarter for the twelve (12) month period then ended of not less than 1.20 to 1.00; (ii) a senior net leverage ratio as of the last day of such Fiscal Quarter for the twelve (12) month period then ended, of (A) for the fiscal quarter ended March 31, 2025 and each fiscal quarter through and including September 30, 2025, not more than 3.00 to 1.00; and (B) for the fiscal quarter ended December 31, 2025 and each fiscal quarter ending thereafter, not more than 2.75 to 1.00; or (iii) an annualized revenue received from custodians of at least $18.0 million.

Also, in accordance with the Credit Agreement, BMS has deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash.

The minimum calendar year payments and maturities of the Byline Term Loan as of December 31, 2024 were as follows (in thousands):

2025	$2,030
2026	2,030
2027	3,045
2028	3,045
2029	10,150
Total	$20,300

Series A Redeemable Convertible Preferred Stock

On March 15, 2024 (the “Funding Date”) in connection with the consummation of the Business Combination, Holdings and BMS entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14.4 million (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. For the year ended December 31, 2024, the Company paid dividends under the Series A PIPE in the amount of approximately $1.1 million of which $0.56 million was paid in cash and $0.55 was paid in-kind.

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

Series B Convertible Preferred Stock

On September 4, 2024, the Company entered into a Subscription Agreement with an investor for the purchase of 150,000 shares of Holdings’ Series B Convertible Preferred Stock (the “Holdings Series B Stock”) in a private placement at $10.00 per share, for an aggregate purchase price of $1.5 million. The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A). 80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share (the “Conversion Rate”).

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. For the year ended December 31, 2024 total dividends related to the Holdings Series B Stock amounted to approximately $0.03 million, which is payable as of December 31, 2024.

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

Promissory notes - affiliates

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

Also, in connection with the acquisition of the PKSH Entities, BMS agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes had been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid or restructured.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. As of December 31, 2024, there was approximately $0.1 interest that was accrued and paid subsequent to December 31, 2024.

Cash Flows

The following table sets forth a summary of cash flows for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(617)	$2,553
Net cash used in investing activities	(85)	(80)
Net cash provided by (used in) financing activities	1,567	(2,701)
Net change in cash flows	$865	$(228)

Cash Flows from Operating Activities. Net cash used in operating activities was $0.6 million for the year ended December 31, 2024 compared to net cash provided by $2.6 million for the year ended December 31 2023, representing a decrease of approximately $3.2 million or 124%. The decrease was primarily attributable to the decrease in net income offset by increases in accounts payable, accrued expenses and commissions payable.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.09 million for the year ended December 31, 2024 consistent with the $0.08 million for the year ended December 31, 2023.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $1.6 million for the year ended December 31, 2024 compared to cash used in financing activities of $2.7 million for the year ended December 31, 2023. The change is primarily related to the proceeds from the preferred financings offset by the repayments of the BMS related party debt obligations and the re-financing of the senior credit facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2024:

	Payments Due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations(1)	$20,300	$2,030	$8,120	$10,150	$—
Promissory notes – affiliates(2)	5,442	129	5,313	—	—
Operating lease obligations(3)	4,405	777	2,228	1,400	—
	$30,147	$2,936	$15,661	$11,550	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the years ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The amount includes accrued interest as of December 31, 2024 and the notes mature in March 2027.
(3)	Represents future minimum lease payments as of December 31, 2024, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 5 in the consolidated financial statements as of and for the years ended December 31, 2024 and 2023.

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

We performed our goodwill impairment test as of and for the years ended December 31, 2024, and 2023. The estimated fair value of the reporting units were determined using the market approach for each reporting unit, relying specifically on the guideline public company method. Our guideline public company method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. As a result of the 2024 and 2023 annual impairment tests, the fair value of the reporting units was approximately 270% and 257% greater than its carrying value, respectively. Since there have been no events or circumstances which indicated that it was more likely than not the fair value of the reporting units were below their carrying amount, interim goodwill tests were not considered necessary.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of December 31, 2024, $20.3 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but off-setting, interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the Company being considered an emerging growth company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Craig Gould	54	Chief Executive Officer and Chairman
David Shane	59	Chief Financial Officer and Director
David Crane	58	Director
Daniel Hynes	55	Director
Joel Marks	67	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

Craig Gould. Mr. Gould is the Chief Executive Officer of Binah Capital Group, Inc., a holding company that acquires and manages businesses in the wealth management industry.

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

David Shane. Mr. Shane is the Company’s Chief Financial Officer. Previously, David served as an independent consultant providing financial advisory services including accounting, financial reporting, regulatory reporting and transaction structuring services to companies primarily in the Financial Services Industry.

David has thirty plus years of experience in the financial services industry. David’s financial services experience includes dealings with securities broker-dealers, registered investment advisors, asset management companies and alternative asset companies including private equity, venture capital and hedge funds. David has extensive public accounting experience having served as a Financial Services Audit Partner for RSM and FGMK, LLC. David’s clients included both closely-held and publicly-held financial services companies. David also has experience in mergers and acquisitions, capital raising in both the public and private markets and transaction structuring. In addition to David’s public accounting experience, he has served as the Chief Financial Officer for financial services companies, with most recently as the Chief Financial Officer of Sanctuary Wealth Group. In addition to David’s technical skills and business acumen, he brings an extensive network within the financial services industry to the Company. David is a graduate of Indiana University with a degree in finance, a certified public accountant, and holds a Series 27 FINRA registration.

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

Compensation Committee

Our Compensation Committee is responsible for, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of the Company’s executive officers;
●	reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;
●	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;
●	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;
●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	administering the Company’s equity incentive plans, to the extent such authority is delegated by the Board;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;
●	reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in the Company’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such periodic report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company’s named executive officers for the year ended December 31, 2024, which consisted of the Company’s principal executive officer and the next two most highly compensated executive officers, were:

●	Craig Gould, Chief Executive Officer;
●	Kathrine Flouton, Purshe Kaplan Sterling Investments, Inc.’s President; and
●	David Shane, Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation of the Company’s named executive officers for the years ended December 31, 2024 and 2023.

			Option	Nonequity		All Other
		Salary	Award	Incentive	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	Compensation	($)	($)	($)
Craig Gould, CEO	2024	$412,500	—	—	$350,000	$28,169	$790,669
Craig Gould, CEO	2023	$300,000	—	—	—	$64,586	$364,586
Katherine Flouton, President	2024	$400,000	—	—	—	$12,037	$412,037
Kathrine Flouton, President	2023	$400,000	—	—	$50,000	$—	$450,000
David Shane, CFO	2024	$77,083	—	—	$350,000	$—	$427,083

Outstanding Equity Awards at Fiscal Year-End

The Company had not issued any equity awards as of December 31, 2024 and 2023.

Employment Agreements — Craig Gould, David Shane and Katherine Flouton

Set forth below is a description of the current employment agreements of Mr. Gould, Mr. Shane and Ms. Flouton as of December 31, 2024.

Mr. Gould Employment Agreement

On August 14, 2024, the Company entered into an executive employment agreement with Craig Gould, the Company’s Chief Executive Officer. The Gould Agreement is for an initial, five-year term which will automatically renew for additional, consecutive three-year terms unless either party provides the other party with 90 days’ notice of the intent not to renew prior to the expiration of the applicable term. Notwithstanding the foregoing, Mr. Gould’s employment is “at-will”, and the Gould Agreement may be terminated at any time, by either party, with or without Cause (as defined below) or advance notice.

Mr. Gould’s 2024 annualized base salary is $600,000. In addition, the Company may provide Mr. Gould a discretionary year-end performance-based bonus which will not be less than the bonus paid to any other executive of the Company. Mr. Gould’s performance and the Company’s performance are to be primary considerations in determining any such annual bonus, which is subject to his continuous employment December 31 of the relevant bonus year, with such bonus payable no later than March 31 of the year following the relevant bonus year.

No later than September 15, 2025, the Company will grant Mr. Gould nonqualified stock options to purchase 600,000 shares of common stock of the Company, subject to any reasonable capitalization adjustments before the date of grant, under the terms of the Company’s 2024 Equity Incentive Plan, as may be amended from time to time (the “Plan”). These initial options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these initial options will be equal to the fair market value of the Company’s common Stock on the date of grant. The vesting schedule of these initial options will be as follows: (a) one-third of the Initial Options will vest on December 31, 2025, based on continued service through such date; and (b) two-thirds of the Initial Options will vest ratably on a monthly basis over the remainder of Mr. Gould’s initial term based on continued service through each vesting date, with the first such vesting date being on January 31, 2025. The Initial Options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

On each anniversary of the Closing, the Company will grant Mr. Gould nonqualified stock options to purchase that number of shares of common stock of the Company which have a grant date fair value equal to his then annual base salary amount, as reasonably determined by the Board, under the terms of the Plan. These additional options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these additional options will be equal to the fair market value of the Company’s common Stock on the date of grant. The vesting schedule of these additional options will be ratable monthly over three years from the date of the grant. The additional options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

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

During 2025, after the filing of a registration statement on Form S-8 for the Plan, the Company will grant to Mr. Gould, subject to his continuous service, a fully vested share grant with a grant date fair market value of $220,000. If, during 2025, Mr. Gould continues to provide a personal guarantee on Company debt, the Company will grant Mr. Gould, subject to his continuous service, a fully vested share grant with a grant date fair market value of $220,000.

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

Mr. Shane Employment Agreement

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

Mr. Shane’s 2024 annualized base salary is $400,000. In addition, the Company may provide Mr. Shane a discretionary year-end performance-based bonus with a 2024 bonus target of 100% of his annual base salary. For calendar year 2024, Mr. Shane is guaranteed a bonus of no less than $350,000, and Mr. Shane may be eligible for a bonus of up to 200% of his annual base salary, based on Mr. Shane’s exceptional performance during such year. Mr. Shane’s performance and the Company’s performance are to be primary considerations in determining any such annual bonus, which is subject to his continuous employment through December 31 of the relevant bonus year, with such bonus payable no later than March 31 of the year following the relevant bonus year.

No later than September 15, 2025, the Company will grant Mr. Shane nonqualified stock options to purchase 250,000 shares of common stock of the Company, subject to any reasonable capitalization adjustments before the date of grant (the “Initial Options”), under the terms of the Plan. These initial options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these initial options will be equal to the fair market value of the Company’s common stock on the date of grant. The vesting schedule of these initial options will be as follows: (a) one-third of the Initial Options will vest on December 31, 2025, based on continued service through such date; and (b) two-thirds of the Initial Options will vest ratably on a monthly basis over the remainder of Mr. Shane’s initial term based on continued service through each vesting date, with the first such vesting date being on January 31, 2025. The Initial Options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

On each anniversary of the Closing, the Company will grant Mr. Shane nonqualified stock options to purchase that number of shares of common stock of the Company which have a grant date fair value equal to $350,000, as reasonably determined by the Board, under the terms of the Plan. These additional options will be exercisable for a period of ten (10) years, subject to earlier termination in accordance with the option agreement and Plan. The exercise price of these additional options will be equal to the fair market value of the Company’s common stock on the date of grant. The vesting schedule of these additional options will be ratable monthly over three years from the date of the grant. The additional options will accelerate and be deemed vested in full upon a Change in Control as defined in the Plan.

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

If Mr. Shane’s employment is terminated for any reason, he is subject to: ongoing confidentiality and non-disclosure obligations; and 12-month, post-termination restrictive covenants of non-solicitation of employees and customers. Mr. Shane will be subject to a 12-

month, post-termination non-competition clause, provided that if his initial or renewal term is not extended or where he resigns without Good Reason, he must be compensated for the restricted period in order for the non-competition clause to be enforceable. Each of the non-solicitation and non-competition provisions, as applicable, will be extended by one day for each day that Mr. Shane is deemed by a court or other tribunal to have violated any such restrictive covenants.

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

Ms. Flouton’s initial annual base salary is set at $400,000, less applicable payroll deductions, and the employment agreement also provides that Ms. Flouton will be paid a discretionary bonus.

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

The beneficial ownership of common stock is based on 16,602,460 shares of our common stock issued and outstanding as of March 28, 2025

Name of Beneficial Owners(1)
Directors and Executive Officers	Number of Shares	%
Craig Gould	309,235	1.86%
David Shane	—	—
David Crane	—	—
Daniel Hynes	—	—
Joel Marks	—	—
All directors and executive officers as a group	309,235	1.86%
Five Percent Holders
MHC Securities, LLC(2)	9,011,653	54.28%
Wentworth Funding, LLC	1,362,564	8.21%
PPD Group, LLC(3)	1,384,323	8.34%
Kingswood Global Sponsor LLC(4)	1,100,000	6.63%
*	Less than one percent.
(1)Unless otherwise noted, the business address of each of those listed in the table above is 80 State Street, Albany, NY 12207.
(2)Represents shares held by MHC Securities, LLC (“MHC”). Alexander C. Markowitz is the Manager of MHC and therefore he may be deemed to share voting and investment power over the shares held by MHC.
(3)Represents shares held by PPD Group, LLC (“PPD”). Peter Purcell, Peter Sheehan and David Purcell are Managing Members of PPD and therefore may be deemed to share voting and investment power over the shares held by PPD.
(4)Represents 1.1 million shares held by Kingswood Global Sponsor LLC (the “Sponsor”) and placed in escrow at Closing with UMB Bank as escrow agent. Michael Nessim, David Hudd, Gary Wilder and Jonathan Massing are among the members of the Sponsor and share voting and investment discretion with respect to the shares held of record by the Sponsor. The address of the principal business office of the Sponsor is 17 Battery Place, Suite 625, New York, NY 10014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

At the Closing, the Company entered into that certain Registration Rights Agreement with the PIPE Investor, BMS, certain equity holders of BMS and certain other parties identified therein (such persons, the “Holders”) (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Holders are entitled to certain piggyback registration rights and customary demand registration rights. The Registration Rights Agreement provides that the Company will, as soon as practicable, and in any event within 45 days after the Closing, file with the SEC a shelf registration statement. The Company will use its commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the 90th day (or the 150th day if the Securities and Exchange Commission (the “SEC”) notifies the Company that it will “review” such shelf registration statement) following the filing deadline, in each case subject to the terms and conditions set forth therein; and the Company will not be subject to any form of monetary penalty for its failure to do so.

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

Warrant Assumption Agreement

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), Binah Capital Corp. and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, Binah Capital Corp. assigned to the Company all of Binah Capital Corp.’s right, title and interest in and to, and the Company assumed all of Binah Capital Corp.’s liabilities and obligations under the certain Warrant Agreement, dated as of November 19, 2020, between Binah Capital Corp. and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire Binah Capital Corp. Class A Common Stock and instead represents a right to acquire shares of Company common stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement).

Guarantee Agreements

At Closing and in connection with the Amendment, the Company, MHC and Binah Capital Corp. entered into, and Craig Gould and Alexander Markowitz (the “Guarantors”) amended and restated, certain guarantee agreements (each a “Guarantee Agreement” and together, the “Guarantee Agreements”) with Oak Street, pursuant to which, the Guarantors unconditionally, absolutely and irrevocably guarantee to Oak Street the full and prompt payment and performance when due (whether at maturity by acceleration or otherwise) of any and all of the obligations under Credit Agreement. These Guarantee Agreements were terminated at the time of the re-financing. In connection with the re-financing and the Byline Bank Credit Agreement Craig Gould (“Guarantor”) entered into a form of a Limited Guaranty of Payment (“Limited Guaranty”) to and for the benefit of Byline Bank. Under the Limited Guaranty, the Guarantor unconditionally, absolutely and irrevocably guarantee to Byline Bank the full and prompt payment and performance when due (whether at maturity by acceleration or otherwise) of any and all of the obligations under Credit Agreement, subject to the defined Limitation of Liability of $5 million.

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

This Stock Pledge Agreement was terminated in connection with the re-financing of the Oak Street Funding Facility.

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

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm include:

	For the	For the
	year ended	year ended
	December	December
	31, 2024	31, 2023
Audit Fees (1)	$627,000	$453,160
Tax Fees (2)	8,500	7,500
Total	$635,500	$460,660
(1)

“Audit fees” include fees for audit services primarily relates to the audit of our annual consolidated financial statements; audit services related to our subsidiaries in connection with statutory and regulatory filings; the review of our quarterly consolidated financial statements; consents; and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2)	“Tax Fees” includes fees from the accounting firm’s tax division, except those services related to the audit. These fees include tax compliance.

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
2.1†

Agreement and Plan of Merger, dated as of July 7, 2022, by and among Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub Inc., Wentworth Merger Sub Inc., CF OMS LLC and Wentworth Management Services, LLC (incorporated by reference to Exhibit 2.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

2.2

First Amendment to Agreement and Plan of Merger, dated as of March 20, 2023, between Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (incorporated by reference to Exhibit 2.2 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

2.3

Second Amendment to Agreement and Plan of Merger, dated as of September 13, 2023, between Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (incorporated by reference to Exhibit 2.3 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

3.1	Amended and Restated Certificate of Incorporation of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
3.2	Amended and Restated Bylaws of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
4.3

Existing Warrant Agreement, dated November 19, 2020, between Kingswood Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

4.4

Warrant Assumption Agreement, dated March 15, 2024, by and among Continental Stock Transfer and Trust Company, Kingswood Acquisition Corp. and Binah Capital Group, Inc. (incorporated by reference to Exhibit 4.4 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

4.5	Certificate of Designations (incorporated by reference to Exhibit 4.5 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
4.6*	Description of Securities
10.1

Subscription Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc., Wentworth Management Funding LLC and Pollen Street Capital Limited (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.2

Registration Rights Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.2 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.3

Lock-Up Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.4

Voting Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.5

Stock Pledge Agreement, dated March 15, 2024, by and among Craig Gould, MHC Securities, LLC and Oak Street Funding LLC. (incorporated by reference to Exhibit 10.11 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.6

Strategic Alliance Agreement, dated March 15, 2024, by and between Binah Capital Group, Inc. and Kingswood US LLC. (incorporated by reference to Exhibit 10.12 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.7

Credit Agreement, dated December 23, 2024, by and between Binah Capital Group, Inc. and Byline Bank (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on December 23, 2024).

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
97.1* 101.INS 101.CAL 101.SCH 101.DEF 101.LAB 101.PRE 104

Claw Back Policy

XBRL Instance Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labels Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed Herewith
**	Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this [x]th day of March, 2025.

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

Signature	Title	Date

/s/ Craig Gould	Chief Executive Officer, and Director	March 31, 2025
Craig Gould	(Principal Executive Officer)

/s/ David Shane	Chief Financial Officer and Director	March 31, 2025
David Shane	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Crane	Director	March 31, 2025
David Crane

/s/ Daniel Hynes	Director	March 31, 2025
Daniel Hynes

/s/ Joel Marks	Director	March 31, 2025
Joel Marks

BINAH CAPITAL GROUP, INC.
DECEMBER 31, 2024 AND 2023

BINAH CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR’S REPORT

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

Binah Capital Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Binah Capital Group, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 31, 2025

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2024 AND 2023

(in thousands, except share amounts)

	2024	2023
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$8,486	$7,621
Receivables, net:
Commissions receivable	9,198	8,220
Due from clearing broker	873	631
Other	938	1,587
Property and equipment, net	599	974
Right of use assets	3,730	4,332
Intangible assets, net	1,021	1,580
Goodwill	39,839	39,839
Other assets	1,993	2,626

TOTAL ASSETS	$66,677	$67,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$10,208	$9,082
Commissions payable	11,468	10,676
Operating lease liabilities	3,820	4,381
Notes payable, net of unamortized debt issuance costs of $739 and $645 as of December 31, 2024 and 2023, respectively	19,561	20,822
Promissory notes-affiliates	5,442	12,177
Due to members	—	5,169

TOTAL LIABILITIES	50,499	62,307

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,555,000 shares outstanding at December 31, 2024	14,947	—
Stockholders’ Equity and Members’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at December 31, 2024	1,500	—
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at December 31, 2024	—	—
Additional paid-in-capital	22,984	—
Accumulated deficit	(23,253)	—
Members’ Equity attributed to Legacy BMS Management Services LLC	—	5,103
Total Stockholders’ Equity, Mezzanine Equity and Members’ Equity Attributable to BMS Management Services LLC	16,178	5,103

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$66,677	$67,410

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except per share amounts)

	2024	2023
Revenues:
Revenue from Contracts with Customers:
Commissions	$139,452	$138,191
Advisory fees	24,939	21,668
Total Revenue from Contracts with Customers	164,391	159,859
Interest and other income	4,512	8,096

Total revenues	168,903	167,955

Expenses:
Commissions and fees	136,932	136,169
Employee compensation and benefits	15,544	13,385
Rent and occupancy	1,150	1,189
Professional fees	6,971	4,709
Technology fees	1,292	2,457
Interest	4,026	5,119
Depreciation and amortization	1,019	1,216
Other	5,116	3,225

Total expenses	172,050	167,469

(Loss) income before provision for income taxes	(3,147)	486

Provision (benefit) for income taxes	1,415	(85)

Net (loss) income	$(4,562)	$571

Net income attributable to Legacy BMS Management Services LLC members	730	—

Net loss attributable to Binah Capital Group, Inc.	$(5,292)	—

Net loss per share basic and diluted	$(0.32)	—

Weighted average shares basic and diluted	16,593	—

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)

	For the Years Ended December 31, 2024 and 2023
		Class A Redeemable		Class B
		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Members’									Total
	Equity									Stockholders’
	Attributed to									Equity,
	Legacy									Mezzanine
	BMS							Additional		Equity and
	Management							Paid-in	Accumulated	Members’
	Services LLC	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance December 31, 2022	4,897	—	—	—	—	—	—	—	—	4,897
Distribution of capital	(200)	—	—	—	—	—	—	—	—	(200)
Redemption of Class B Preferred Units	(165)	—	—	—	—	—	—	—	—	(165)
Net income	571	—	—	—	—	—	—	—	—	571
Balance December 31, 2023	5,103	—	—	—	—	—	—	—	—	5,103
Distributions	(85)	—	—	—	—	—	—	—	—	(85)
Net income prior to transaction	730	—	—	—	—	—	—	—	—	730
Reverse merger and recapitalization of legacy BMS Management Services LLC	(5,748)	—	—	—	—	16,566	—	23,693	(17,961)	(16)
Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	—	—	14,400
Issuance of Class A redeemable convertible preferred stock	—	55	547	—	—	—	—	—	—	547
Issuance of Class B convertible preferred stock	—	—	—	150	1,500	—	—	—	—	1,500
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,094)	—	(1,094)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	—	(31)	—	(31)
Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	37	—	416	—	416
Net loss attributable to Binah Capital Group, Inc. post transaction	—	—	—	—	—	—	—	—	(5,292)	(5,292)
Balance, December 31, 2024	$—	1,555	$14,947	150	$1,500	16,603	$—	$22,984	$(23,253)	$16,178

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

(in thousands)

	For the years ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(4,562)	$571
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,019	1,104
Deferred income taxes	607	993
Amortization of debt issuance costs	645	103
Non-cash lease expense	602	511
Capitalized interest - promissory notes-affiliates	218	697
Capitalized interest - due to members	72	444
Loss on disposal of property and leasehold improvements	—	41
Change in allowance for credit losses	468	—
Changes in operating assets and liabilities:
Due from clearing broker	(242)	(276)
Commissions receivable	(978)	11
Other receivables	181	291
Other assets	98	(1,230)
Accounts payable, accrued expenses and other liabilities	1,024	178
Commissions payable	792	(419)
Operating lease liability	(561)	(466)
Net Cash (Used in) Provided By Operating Activities	(617)	2,553

Cash Flows From Investing Activities
Purchases of property and equipment	(85)	(80)
Net Cash Used In Investing Activities	(85)	(80)

Cash Flows From Financing Activities
Borrowings under note payable	20,300	—
Payment of debt issuance costs	(739)	—
Repayment - notes payable	(21,467)	(2,210)
Repayment of promissory notes-affiliates	(3,445)	(126)
Repayment of borrowings from members	(903)	—
Net payment for reverse merger and recapitalization	(7,863)	—
Proceeds from Series A Redeemable Convertible Preferred Stock	14,400	—
Proceeds from Series B Convertible Preferred Stock	1,500	—
Dividends - Series A Redeemable Convertible Preferred Stock	(547)	—
Proceeds from exercise of warrants	416	—
Redemption of Class B Preferred Units	—	(165)
Distribution of capital	(85)	(200)
Net Cash Provided By (Used In) Financing Activities	1,567	(2,701)

Net Change in Cash, Cash Equivalents and Restricted Cash	865	(228)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$7,621	$7,849

Cash, Cash Equivalents and Restricted Cash - End of Period	$8,486	$7,621

Supplemental Disclosure of Non-Cash Financing Activities

During the year ended December 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts related to the promissory notes-affiliates in the approximate amount of $3,800.	—	—

During the year ended December 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts and issued stock in consideration to satisfy these obligations in the approximate amount of $4,300.	—	—

As of December 31, 2024, there is an accrued dividend related to the Class B Convertible Preferred Stock in the amount $31.	—	—

For the year ended December 31, 2024, the Company paid an in-kind dividend to the Series A Redeemable Convertible Preferred Stockholder in the amount of $547.	—	—

Supplemental Disclosure of Cash Flow Information
Right of use asset in exchange for operating lease liability	$—	$320

Cash Paid During the Period for:
Interest	$2,632	$3,978
Income taxes	$271	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.ORGANIZATION AND NATURE OF BUSINESS

Binah Capital Group, Inc. (“Binah Capital”, “Holdings” or the “Company,” representing the consolidated group), is a Delaware corporation, formed on June 27, 2022 that serves as a holding company for its wholly-owned subsidiaries operating in the retail wealth management business.

Binah Capital through its wholly-owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

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
o

PKS Financial Services, Inc. (“PKSF”), incorporated in the State of New York, is an insurance entity providing financial services to clients. PKSF began operating under the dba of Binah Capital Insurance during the year ending 2024.

o

Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under WMS.

●	Cabot Lodge Securities LLC maintains offices in New York, New York and branch offices throughout the United States of America and includes the following entities (collectively, the “Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o

Wentworth Financial Partners LLC (“WFP”) (f/k/a CL General Agency), a Delaware Limited Liability Company, is an insurance entity providing financial services to clients. WFP began operating under the dba of Binah Financial Partners during the year ending 2024.

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

Holdings, Kingswood Merger Sub and Wentworth Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Merger Agreement. Holdings is a wholly-owned direct subsidiary of KWAC. and both Kingswood Merger Sub and Wentworth Merger Sub are wholly-owned direct subsidiaries of Holdings. Pursuant to the Merger Agreement, at closing, each of the following transactions will occur in the following order: (i) Kingswood Merger Sub will merge with and into KWAC. (the “Kingswood Merger”), with KWAC surviving the Kingswood Merger as a wholly-owned subsidiary of Holdings (the “Kingswood Surviving Company”); (ii) simultaneously with the Kingswood Merger, Wentworth Merger Sub will merge with and into the Company (the “Wentworth Merger”), with the Company surviving the Wentworth Merger as a wholly-owned subsidiary of Holdings (the “Surviving Company”); and (iii) following the Wentworth Merger, Kingswood Surviving Company will acquire, and Holdings will contribute to Kingswood Surviving Company all of the common units of the Surviving Company directly held by Holdings after the Kingswood Merger (the “Holdings Contribution”), such that, following the Holdings Contribution, Surviving Company shall be a wholly-owned subsidiary of the Kingswood Surviving Company (the Kingswood Merger and the Wentworth Merger, together with the other transactions related thereto, the “Business Combination”).

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

Notwithstanding the legal form of the Merger pursuant to the Business Combination Agreement, the Merger is accounted for as a reverse recapitalization. Under this method of accounting, KWAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Binah Capital represents a continuation of the consolidated financial statements of BMS with the business combination treated as the equivalent of the BMS issuing shares for the net assets of KWAC, accompanied by a recapitalization. The net assets of KWAC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination are those of BMS (See Note 4 – Mergers and Recapitalization).

Nasdaq Exchange Listing

On March 26, 2024, Holdings received approval for Holding’s securities to be listed on the Nasdaq Stock Market LLC. Holdings common stock is listed on the Nasdaq Global Market and its warrants will be listed on the Nasdaq Capital Market under the symbols “BCG” and “BCGWW”, respectively.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and impairment of intangible assets and deferred income taxes, allowance for credit losses, and contingencies.

Reportable Segment

Management has determined that the Company operates in one segment, given the common nature of its operations, products and services, production and distribution process and regulatory environment. For additional information, see Note 25 - Segment Information.

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional information see Note 5 - Revenues From Contracts with Customers.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of cash on deposit and money market funds, all of which have original maturities of three months or less.

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of December 31, 2024 and 2023, restricted cash amounted to approximately $1.0 million and $0.4 million, respectively.

The Company regularly maintains cash, cash equivalents and restricted cash that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk from cash.

Receivables

Receivables, represent amounts due to the Company from its clearing broker, clients, financial institutions and others. Receivables consists of unconditional amounts due to the Company and are reported at amortized costs. All receivables are uncollateralized.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of December 31, 2024, December 31, 2023, and January 1, 2023, in the amount of $0.7 million, $0.2 million and $0.2 million, respectively.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2024 and 2023.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the years ended December 31, 2024 and 2023.

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

There was no impairment of intangible assets recognized for the years ended December 31, 2024 and 2023. See Note 9 - Intangible Assets, for additional information regarding the Company’s intangible assets.

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

See Note 13 - Leases for additional information.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheet in accordance with FASC ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effects of income taxes.  The likelihood that deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations and comprehensive income.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on an income tax return. Under ASC 740-10, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the periods prior to the Reverse Merger and Recapitalization, BMS was treated as a partnership for income tax purposes and therefore not subject to federal taxes. BMS was subject to certain state and local income taxes. Additionally, Binah Capital Corp. (fka, Kingswood Acquisition Corp.) was treated as a corporation and subject to U.S. federal income taxes, in addition to state and local income taxes.

Subsequent to the Reverse Merger and Recapitalization, Binah Capital Corp, a wholly-owned subsidiary of Holdings, is the parent company of BMS. Subsequent to the Reverse Merger and Recapitalization, BMS elected to be treated as a corporation and is subject to U.S. federal income taxes, in addition to state and local income taxes.

Binah Capital Group, Inc. Binah Capital Corp., BMS, the PKSH Entities, the Cabot Entities and WEG are taxable entities subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the taxable entities only. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.

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

Net Loss Per Share

Basic earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted net income per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and conversion of the Company’s preferred stock. Net income (loss) per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the consolidated financial statements because the equity structure materially changed in connection with the Merger.

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

Warrants issued to non-employees (the “Non-employee Warrants”) are not classified as stock-based compensation as there is no condition of employment such that the granting of the shares does not represent compensation. The Non-employee Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Warrants issued to non-employees are measured at fair value on recurring basis, using the market approach based upon the quoted market price of Binah Capital Group, Inc.’s warrants at the end of each reporting period.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The determination of these liability amounts requires significant judgment on the part of management. See Note 19 – Commitments and Contingencies for additional information.

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

Recently Issued Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The ASU should be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s financial condition or results of operations. See Note 25 - Segment Information for related disclosures.

4.MERGER AND RECAPITALIZATION

Upon the consummation of the Business Combination, (i) the holders of shares of KWAC’s common stock (“KWAC. Common Stock”) issued and outstanding immediately prior to the effective time of the Business Combination (other than any redeemed shares) received one share of common stock of Holdings (“Holdings Common Stock”) in exchange for each share of KWAC Common Stock held by them, subject to adjustment as more fully described herein, (ii) 1,100,000 shares of Holdings Common Stock issued to Sponsor was placed by Holdings into an escrow account and will not be released to the Sponsor unless the dollar volume-weighted average price of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the consummation of the Business Combination, (iii) the holders of each whole warrant to purchase KWAC Class A Common Stock received one warrant to purchase Holdings Common Stock at an exercise price of $11.50 per share, (iv) 12 million shares of Holdings Common Stock, subject to adjustment as more fully described herein, was issued to the equity holders of BMS in proportion to their ownership interests in BMS, (v) an additional 1,100,000 shares of Holdings Common Stock was issued to certain equity holders of BMS, (vi) 3,084,450 KWAC Private Placement Warrants held by Sponsor were forfeited immediately prior to the effective time of the Business Combination, and (vii) 3,084,450 warrants to purchase Holding Common Stock at an exercise price of $11.50 per share were issued to the equity holders of BMS in proportion to their ownership interests in BMS. As a result of the Business Combination, BMS became an indirect, wholly-owned subsidiary of Holdings.

Additionally, on the Closing Date, Holdings entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14.4 million (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Holdings applied to have the Holdings common stock and Holdings warrants listed on the Nasdaq Global Market (the “Nasdaq”) under the symbols BCG and BCGWW, respectively. Prior to the mergers, the KWAC Class A Common Stock and KWAC Public Warrants were listed on the OTC Exchange under the symbols “KWAC” and “KWAC.WS,” respectively.

On March 26, 2024, Holdings received approval for Holding’s securities to be listed on the Nasdaq Stock Market LLC. Holdings common stock is listed on the Nasdaq Global Market and its warrants will be listed on the Nasdaq Capital Market under the symbols “BCG” and “BCGWW”, respectively.

5.REVENUES FROM CONTRACTS WITH CUSTOMERS

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

5.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

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

The following table presents total revenues from contracts with customers disaggregated by investment product for the years ended December 31 (in thousands):

	For the years ended December 31,
Revenue From Contracts With Customers	2024	2023
Variable annuities and other insurance commissions	$100,434	$102,218
Mutual fund commissions	21,134	19,022
Securities commissions	11,788	10,810
Alternative investments	6,096	6,141
Advisory fees	24,939	21,668
Total Revenue From Contracts With Customers	$164,391	$159,859

5.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The following tables presents sales-based and trailing revenues disaggregated by product category for the years ended December 31 (in thousands):

Sales-based (Point in time)	2024	2023
Variable annuities and other insurance commissions	$40,852	$52,209
Mutual fund commissions	4,204	5,422
Securities commissions	11,788	10,810
Alternative investments	5,983	6,084
Total Sales Based Revenues	$62,827	$74,525

Trailing (Over time)	2024	2023
Variable annuities and other insurance commissions	$59,582	$50,009
Mutual fund commissions	16,930	13,600
Advisory fees	24,939	21,668
Alternative investments	113	57
Total Trailing Revenues	101,564	85,334
Total Revenue From Contracts With Customers	$164,391	$159,859

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of December 31, 2024 and 2023, the Company had receivables from contracts with customers, net of an allowance for credit losses, totaling approximately $10.1 million and $8.9 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.6 million as of January 1, 2023. As of December 31, 2024, December 31, 2023, and January 1, 2023, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents. This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

6.DUE FROM CLEARING BROKER AND CLEARING DEPOSIT

PKSI, CLS and WEG clear customer transactions through a clearing broker and, therefore, they operate pursuant to exemptions contained in Rule 15c3-3 of the Securities and Exchange Act of 1934. As of December 31, 2024 and 2023, clearing deposits, which are included in other assets on the consolidated statements of financial condition and receivables due from clearing brokers were as follows (in thousands):

	2024		2023
		Due from		Due from
	Clearing	Clearing	Clearing	Clearing
Entity	Deposit	Broker	Deposit	Broker
PKSI	$543	$430	$519	$373
CLS	230	147	180	214
WEG	175	296	175	44
Total	$948	$873	$874	$631

7.FAIR VALUE

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

8.PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31 (in thousands):

	2024	2023
Computer hardware	$2,652	$2,587
Office furniture and equipment	971	971
Leasehold improvements	41	41
	3,664	3,599

Less: accumulated depreciation and amortization	(3,065)	(2,625)
Property and equipment, net	$599	$974

Depreciation and amortization expense related to property and equipment amounted to approximately $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023.

9.INTANGIBLE ASSETS

The components of intangible assets were as follows as of December 31, 2024 (in thousands):

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Developed technology	7 years	$1,600	$1,600	$—
Trade name	10 years	3,500	2,479	1,021
Total		$5,100	$4,079	$1,021

9.INTANGIBLE ASSETS (continued)

The components of intangible assets were as follows as of December 31, 2023 (in thousands):

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Policies and procedures library	5 years	$2,200	$2,200	$—
Developed technology	7 years	1,600	1,391	209
Trade name	10 years	3,500	2,129	1,371
Total		$7,300	$5,720	$1,580

Amortization expense related to intangible assets amounted to approximately $0.6 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

2025	$350
2026	350
2027	321
$1,021

10.DEBT

On April 2, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Oak Street Funding LLC (“Oak Street”) in the amount of $25 million. This note payable bears interest at the prime rate plus 2.25% and has a 10-year term and a 3-month interest only repayment provision. As of December 31, 2024 and 2023, the outstanding balance of the Oak Street note, net of unamortized debt issuance costs was $0.0 million and $17.6 million, respectively.

On April 25, 2021, the Company entered into an additional promissory note with Oak Street in the amount of $4.1 million related to the acquisition of WEG (“WEG Note”). This note payable bears interest at the prime rate plus 2.25% and has a 10-year term. As of December 31, 2024 and 2023, the outstanding balance of this note, net of unamortized debt issuance costs was $0.0 million and $3.2 million, respectively.

Under the Oak Street notes, the Company was subject to certain covenants as defined in the agreements. As of December 31, 2023 and during the year ending December 31, 2024 the Company was in compliance with all financial related covenants.

Subsequent to December 31, 2023, and in connection with the closing of the Business Combination, the Company entered into an amendment to the Credit Agreement with Oak Street providing for, among other things, consenting to the Business Combination, and the payoff and restructuring of certain debt obligations. Additionally, the rate of interest being charged will increase at rate of 15% per annum until the interest rate reaches a maximum of 15.00%, provided that in no event the interest rate will not be less than 10.75% (the “Floor”). Additionally, in connection with the amendment the Company has agreed to pay a fee equal to $0.14 million (the “Deferred Fee”), which is due and payable in the amounts of $0.03 million and $0.12 million on June 12, 2024 and August 12, 2024, respectively. If the obligations under this Credit Agreement are paid in full prior to the respective deferral fee dates, the respective deferral fees would be waived.

The amended Credit Agreement also includes a guarantee provision whereby each of the Company, KWAC, Holdings and MHC Securities, LLC are guarantors under the Credit Agreement. Additionally, certain of the members of the Company provide guarantees under the Credit Agreement.

During the year ending December 31, 2024, the Company re-financed the Oak Street credit facility with Byline Bank under the terms outlined below.

10.DEBT (continued)

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (x) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of December 31, 2024, the outstanding balance under the Term Loan was $19.6 million, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of December 31, 2024, there were no amounts outstanding under the Non-Revolving Loan or Letter of Credit.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of December 31, 2024, the effective interest rate was 8.3%.

The Term Loan must be used by BMS to refinance Existing Credit Facilities (as defined in the Credit Agreement) and the Non-Revolving Loans must be used solely to reimburse the Lender with respect to any Letters of Credit issued to BMS. The Term Loan refinanced the previous Oak Street Funding Facility.

The Credit Agreement also includes customary covenants for a transaction of this type, including financial covenants whereby BMS and its subsidiaries on a consolidated basis may not have, as of the last day of each fiscal quarter, commencing with fiscal quarter ending on March 31, 2025, (1) a fixed charge coverage ratio as of the last day of the fiscal quarter for the twelve (12) month period then ended of not less than 1.20 to 1.00; (ii) a senior net leverage ratio as of the last day of such Fiscal Quarter for the twelve (12) month period then ended, of (A) for the fiscal quarter ended March 31, 2025 and each fiscal quarter through and including September 30, 2025, not more than 3.00 to 1.00; and (B) for the fiscal quarter ended December 31, 2025 and each fiscal quarter ending thereafter, not more than 2.75 to 1.00; or (iii) an annualized revenue received from custodians of at least $18.0 million.

The minimum calendar maturities of the Term Loan as of December 31, 2024, are as follows (in thousands):

2025	$2,030
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$20,300

11.PROMISSORY NOTES – AFFILIATES

On November 30, 2017, WMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023 and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid.

Additionally, in connection with the acquisition of the PKSH Entities, the Company agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes have been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were paid.

As of December 31, 2024 and 2023, the amount of principal and accrued interest related to these promissory notes were approximately $0.0 million and $12.2 million, respectively. Related interest expense was approximately $0.0 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Subsequent to December 31, 2023, and in connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into a new promissory note in the principal amount of approximately $5.3 million, which is the amount outstanding as of December 31, 2024. The terms of this new promissory note provides for maturity on May 15, 2027 and carries an interest rate of the prime rate plus 1.00%, but no less than 7.50% per annum. For the year ended December 31, 2024 interest expense related to the new promissory notes amounted to approximately $0.4 million of which approximately $0.1 million is payable as of December 31, 2024 and paid subsequent to December 31, 2024.

12.DUE TO MEMBERS

The Company had entered into promissory notes with certain of its members to provide for working capital. As of December 31, 2024 and 2023, the amount of principal and accrued interest related to these notes were approximately $0.0 million and $5.2 million, respectively. The notes bear interest at the rate of 10% and are due on demand. For the years ended December 31, 2024 and 2023, interest expense related to these notes amounted to approximately $0.1 million and $0.4 million, respectively.

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

13.LEASES

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

The components of lease cost for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Operating lease cost	$1,112	$1,141
Variable lease cost	38	48
Total lease cost	$1,150	$1,189

Total lease cost is included rent and occupancy on the consolidated statements of operations.

13.LEASES (continued)

Amounts reported in the consolidated statements of financial condition as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Operating lease ROU assets	$3,730	$4,332
Operating lease liabilities	$3,820	$4,381

Other supplemental information related to leases as of December 31, 2024 and 2023 was as follows:

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating leases	$464	$466

ROU assets obtained in exchange for lease liabilities for the year ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating leases	$—	$320

Weighted-average remaining lease term as of December 31, 2024 and 2023:

	2024	2023
Operating leases	5.7 years	6.7 years

Weighted-average discount rate as of December 31, 2024 and 2023:

	2024	2023
Operating leases	5.5%	5.6%

Amounts disclosed for ROU assets obtained in exchange for lease liabilities and reductions to ROU assets resulting from reductions to lease liabilities include amounts added to or reduced from the carrying amount of ROU assets resulting from new leases, lease modifications or reassessments.

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$777
2026	767
2027	731
2028	731
2029	731
Thereafter	670
4,405
Less: Imputed interest	(585)
Lease liability	$3,820

14.SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2024 (the “Funding Date”), in connection with the consummation of the Business Combination, Holdings and BMS entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14.4 million (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. For the year ended December 31, 2024, the Company paid dividends under the Series A PIPE in the amount of approximately $1.1 million of which $0.56 million was paid in cash and $0.55 was paid in-kind.

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

15.SERIES B CONVERTIBLE PREFERRED STOCK

On September 4, 2024, the Company entered into a Subscription Agreement with an investor for the purchase of 150,000 shares of Holdings’ Series B Convertible Preferred Stock, par value $.0001 (the “Holdings Series B Stock”) in a private placement at $10.00 per share, for an aggregate purchase price of $1.5 million. The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A).80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share (the “Conversion Rate”).

15.SERIES B CONVERTIBLE PREFERRED STOCK (continued)

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to December 31, 2024.

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

16.WARRANTS

The following table summarizes the warrants outstanding as of December 31, 2024:

Class of Warrants	Number Outstanding
Public warrants	15,147,958

Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per share if the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 - trading day period. The Warrants will expire five years after the Closing Date or earlier upon redemption or liquidation.

The Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At December 31, 2024, the fair value of the warrant liabilities is approximately $1.0 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statement of financial condition as of December 31, 2024. For the year ended December 31, 2024, included in other expenses on the consolidated statement of operations is unrealized gain on the warrants in the amount of approximately $0.6 million.

17.INCOME TAXES

Prior to the closing the Business Combination BMS was classified as a partnership for income tax purposes and is therefore not subject to federal, and certain state, and local income taxes. Subsequent to the closing of the Business Combination, BMS elected to be taxed as a corporation and therefore subject to federal, state and local income taxes. Binah Capital Group, Inc. and Binah Capital Corp are also corporations and suject to federal, state and local income taxes. PKSH elected to be taxed as a corporation. The PKSH Entities and WEG are taxable entities and are subject to federal, state, and local income taxes. Therefore, these consolidated financial statements include an income tax provision for the all taxable entities, which is the primary reason for the difference between the statutory tax rate and the effective tax rate.

The income tax provision (benefit) for the years ended December 31, consisted of the following:

	2024	2023
Federal:
Current	$584	$180
Deferred	623	(354)

State and local:
Current	224	119
Deferred	(16)	(30)
Income tax provision (benefit)	$1,415	$(85)

17.INCOME TAXES (continued)

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(5.1)%	13.2%
Non-deductible meals and entertainment	(1.1)%	6.3%
Non-deductible transaction costs	(4.7)%	—
Gain/(loss) on the fair value of warrants	4.1%	—
Deferred adjustments	(31.5)%	(127.3)%
Non-taxable pass through entities	(18.1)%	69.7%
Net operating loss true-up	(6.9)%	—
Other adjustments	(2.8)%	(0.4)%

Effective rate	(45.1)%	(17.5)%

Deferred Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, and net operating loss carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

	2024	2023
Deferred tax assets/(liabilities):
Property, and equipment, net	$(116)	$(92)
Intangibles, net	246	—
IRC 163(j) interest limitation, carryover	340	190
Net operating loss	281	832
Other	138	63
Total	889	993
Valuation Allowance	(529)	—
Net deferred tax asset	$360	$993

Net Operating Losses

At December 31, 2024, the Company and its subsidiaries had federal and state net operating loss carry forwards of approximately $1.0 million and $1.8 million, respectively. At December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $3.7 million and $1.2 million, respectively. These carry forward losses are available to offset future U.S. federal and state taxable income and are not subject to IRC Section 382 limitations. All federal net operating losses being carried forward were incurred in tax years beginning after December 31, 2021, and therefore will carry forward indefinitely.

Valuation Allowance

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance and has concluded that a valuation allowance is warranted in the amount of $529 and $0 as of December 31, 2024 and 2023.

17.INCOME TAXES (continued)

Unrecognized Tax Benefits

Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 and the Company does not anticipate any material changes over the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and other expense, respectively. There were no amounts accrued for interest or penalties on unrecognized tax benefits for the years ended December 31, 2024 and 2023. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is generally not subject to examinations for its federal and state returns for any periods prior to the 2021 tax year. The Company is not currently under examination for any tax years.

18.NET LOSS PER SHARE

The Series A and Series B Preferred Stock does not have similar economic rights to the common stock and management does not consider them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A and Series B Preferred Stock outstanding during the period was not included in the calculation of weighted average common stock outstanding. The warrants were considered in diluted EPS under the treasury stock method, if dilutive.

Management determined that EPS was not presented for periods prior to the Merger as it was not considered to be meaningful.

The computation of loss per share and weighted average of the Company’s common stock outstanding for the period from the date of transaction close through December 31, 2024 is as follows (in thousands):

For the year ended
December 31, 2024
Net loss attributable to Binah Capital Group, Inc.	$(5,292)
Basic and diluted weighted average shares outstanding, common stock	16,593
Basic and diluted loss per share of common stock	$(0.32)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

Warrants	15,148

19.COMMITMENTS AND CONTINGENCIES

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

19.COMMITMENTS AND CONTINGENCIES (continued)

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

The Company, through its clearing broker, seeks to control the risk associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. As of December 31, 2024 and 2023, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

20.RELATED-PARTY TRANSACTIONS

Certain of the Company’s subsidiaries earn revenue from various related parties controlled by individuals that are members or officers of the Company. Summarized activity and balance as of and for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Revenue		Due from/(Due to)
Subsidiary	2024	2023	2024	2023
CLS	$1,000	$1,000	$(0.1)	$(0.1)
Total	$1,000	$1,000	$(0.1)	$(0.1)

The revenue amounts and amounts due to and due from are included in commissions on the accompanying consolidated statements of operations and other assets on the consolidated statements of financial condition, respectively.

21.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,555,000 shares issued and outstanding as of December 31, 2024; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of December 31, 2024; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of December 31, 2024.

22.RETIREMENT PLAN

PKSI maintains a 401(k) retirement plan for the benefit of its employees. Contributions to the PKSI Plan are limited to a maximum of 3% of employee compensation and are based upon employee contributions. Employees must be 21 years of age and employed for three months to participate. The PKSI contribution to the plan amounted to approximately $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Additionally, WEG maintains a 401(k) plan for qualified employees. WEG matches 50% of employee contributions up to 3% of employee compensation, and may make discretionary contributions to the plan, subject to certain limitations as set forth in the plan agreement. WEG’s aggregate contribution to the plan for the years ended December 31, 2024 and 2023 was approximately $0.03 million and $0.02 million, respectively. WEG also has a separate profit-sharing plan, making discretionary contributions as defined in the plan, subject to certain limitations set forth in the plan agreement. The Company did not make a separate profit-sharing plan contribution for the years ended December 31, 2024 and 2023.

Effective January 1, 2025, the WEG plan was merged into the PKSI plan and the plan was renamed the Binah Management Services 401 (k) Profit Sharing Plan.

23.NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. At December 31, 2024 and 2023, all broker-dealers had net capital in excess of the required minimums.

24.CREDIT RISK AND CONCENTRATIONS

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

25.SEGMENT INFORMATION

Effective with the consummation of the Business Combination, the Board confirmed Craig Gould as Chief Executive Officer (“CEO”) and David Shane as Chief Financial Officer (“CFO). The Company has concluded that the its Chief Operating Decision Maker (“CODM”) of the group includes the CEO and CFO of the Company.

Management of the Company has determined that it has one reportable segment, given the common nature of the Company’s operations, products and services, and regulatory environment. The Company provides a platform of brokerage and investment advisory services to independent financial advisors and advisors at other financial services companies from which the Company derives its revenues and incurs expenses. See Note 4 – Revenue from Contracts with Customers.

The CODM regularly reviews net income/(loss) before the provision or benefit for income taxes as presented in the Company’s consolidated statements of operations for purposes of assessing performance and making decisions regarding the allocation of resources. Expenses regularly reviewed by the CODM include those line items reported on the Company’s consolidated statement of operations, the most significant of which includes commissions and fees, employee compensation and benefits and professional fees. See the consolidated statements of operations and Note 3 – Summary of Significant Accounts Policies for additional information about these lines items and the related accounting policies.

26.SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to March     , 2025, the date that the consolidated financial statements were available to be issued.