Form 10-Q
period 2025-03-31
Binah Capital Group, Inc.
filed 2025-05-15
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 15, 2025, there were 16,602,460 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	March 31, 2025	December 31, 2024
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$8,821	$8,486
Receivables, net:
Commission receivable	9,603	9,198
Due from clearing broker	565	873
Other	1,672	938
Property and equipment, net	511	599
Right of use assets	3,574	3,730
Intangible assets, net	933	1,021
Goodwill	39,839	39,839
Other assets	2,359	1,993

Total Assets	$67,877	$66,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,332	$10,208
Commissions payable	11,460	11,468
Operating lease liabilities	3,675	3,820
Notes payable, net of unamortized debt issuance costs of $702 and $739 as of March 31, 2025 and December 31, 2024, respectively	19,091	19,561
Promissory notes-affiliates	5,313	5,442

Total Liabilities	50,870	50,499

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,572,000 and 1,555,000 shares outstanding at March 31, 2025 and December 31, 2024	15,121	14,947
Stockholders’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at March 31, 2025 and December 31, 2024	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at March 31, 2025 December 31, 2024	—	—
Additional paid-in-capital	22,606	22,984
Accumulated deficit	(22,220)	(23,253)
Total Stockholders’ Equity and Mezzanine Equity	17,007	16,178

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$67,877	$66,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenues:
Revenue from Contracts with Customers:
Commissions	$41,141	$34,395
Advisory fees	6,916	5,685
Total Revenue from Contracts with Customers	48,057	40,080
Interest and other income	879	1,369

Total revenues	48,936	41,449

Expenses:
Commissions and fees	40,298	33,655
Employee compensation and benefits	4,351	3,457
Rent and occupancy	285	295
Professional fees	536	4,337
Technology fees	753	362
Interest	566	1,062
Depreciation and amortization	187	301
Other	503	(578)

Total expenses	47,479	42,891

Income (loss) before provision for income taxes	1,456	(1,442)

Provision for income taxes	423	139

Net income (loss)	$1,033	$(1,581)

Net income attributable to Legacy Wentworth Management Services LLC members	—	730

Net income (loss) attributable to Binah Capital Group, Inc.	$1,033	$(2,311)

Net income (loss) per share basic and diluted	$0.06	$(0.14)

Weighted average shares: basic and diluted	16,602	16,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2025
	Redeemable Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common Stock
									Total
									Stockholders'
							Additional		Equity and
							Paid-in	Accumulated	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	—	$22,984	$(23,253)	$16,178
Issuance of Class A redeemable convertible preferred stock	17	174	—	—	—	—	—	—	174
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(351)	—	(351)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	(27)
Net income	—	—	—	—	—	—	—	1,033	1,033
Balance, March 31, 2025	1,572	$15,121	150	$1,500	16,603	$—	$22,606	$(22,220)	$17,007

	For the Three Months Ended March 31, 2024
		Redeemable Series A Convertible Preferred
		Stock		Common Stock
								Total
	Equity Attributed to							Stockholders’
	Legacy Wentworth							Equity and
	Management Services					Additional Paid-in	Accumulated	Members’
	LLC	Units	Amount	Units	Amount	Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	16,566	—	23,693	(17,961)	(16)

Shares issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	14,400

Net loss attributable to Binah Capital Group post transaction	—	—	—	—	—	—	(2,311)	(2,311)

Balance March 31, 2024	$—	1,500	$14,400	16,566	$—	$23,693	$(20,272)	$17,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$1,033	$(1,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	185	275
Deferred income taxes	(43)	—
Amortization of debt issuance costs	37	26
Non-cash lease expense	156	148
Changes in operating assets and liabilities:
Due from clearing broker	308	116
Commissions receivable	(405)	(334)
Other receivables	(734)	55
Other assets	(324)	(116)
Accounts payable and accrued expenses	995	(630)
Commissions payable	(8)	(958)
Operating lease liabilities	(145)	(137)
Net Cash Provided By (Used In) Operating Activities	1,054	(3,136)

Cash Flows From Investing Activities
Purchases of property and equipment	(8)	(11)
Net Cash Used In Investing Activities	(8)	(11)

Cash Flows From Financing Activities
Repayment - notes payable	(507)	(582)
Repayment of promissory notes-affiliates	—	(3,445)
Repayment of borrowings from members	—	(903)
Net payment for reverse merger and recapitalization	—	(7,679)
Proceeds from Series A Redeemable Convertible Preferred Stock issuance	—	14,400
Dividends - Series A Redeemable Convertible Preferred Stock	(177)	—
Dividends - Series B Convertible Preferred Stock	(27)	—
Distribution of capital	—	(85)
Net Cash (Used In) Provided By Financing Activities	(711)	1,706

Net Change in Cash, Cash Equivalents and Restricted Cash	335	(1,441)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	8,486	7,621

Cash, Cash Equivalents and Restricted Cash - End of Period	$8,821	$6,180

Cash Paid During the Period for:
Interest	$425	$1,062

Supplemental Disclosure of Non-Cash Financing Activities

During the period ended March 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts related to the promissory notes-affiliates in the approximate amount of $3,800.

During the period ended March 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts and issued stock in consideration to satisfy these obligations in the approximate amount of $4,300.

For the period ended March 31, 2025, the Company paid an in-kind dividend to the Series A Redeemable Convertible Preferred Stock holder in the amount of $174.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

1.	ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Binah Capital through its wholly-owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) maintains offices in Albany, New York, and branch offices throughout the United States of America, and includes the following entities (collectively, the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (dba, Binah Capital Insurance), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under BMS.
●	Cabot Lodge Securities LLC maintains offices in New York, New York and branch offices throughout the United States of America and includes the following entities (collectively, the “Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners LLC (dba, Binah Financial Partners), a Delaware Limited Liability Company, is an insurance entity providing financial services to clients.
●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities (collectively, the “MSI Entities”):
o	MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Michigan Advisors, Inc., (“MAI”) incorporated in the State of Michigan, was a SEC registered investment advisor. MAI withdrew its registration in September 2021.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the state of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

1.	ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

Notwithstanding the legal form of the Merger pursuant to the Business Combination Agreement, the Merger was accounted for as a reverse recapitalization. Under this method of accounting, KWAC is expected to be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of Binah Capital will represent a continuation of the consolidated financial statements of BMS with the business combination treated as the equivalent of the BMS issuing shares for the net assets of KWAC, accompanied by a recapitalization. The net assets of KWAC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of BMS in future reports of Holdings (See Note 3 – Mergers and Recapitalization).

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024. The unaudited condensed consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025. The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

Reportable Segment

Management has determined that the Company operates in one segment, given the common nature of its operations, products and services, production and distribution process and regulatory environment. For additional information, see Note 17 - Segment Information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and impairments of intangible assets and deferred income taxes, allowance for credit losses, and contingencies.

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of March 31, 2025 and December 31, 2024, restricted cash amounted to $1.0 million.

The Company regularly maintains cash, cash equivalents and restricted cash that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk from cash.

Receivables

Receivables represent amounts due to the Company from its clearing brokers, clients, financial institutions and others. Receivables consists of unconditional amounts due and are reported at amortized costs. All receivables are uncollateralized.

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of March 31, 2025, and December 31, 2024, and January 1, 2024 in the amount of $0.7 million, $0.7 million and $0.2 million, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended March 31, 2025 and 2024.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There was no impairment of intangible assets recognized for the periods ended March 31, 2025 and 2024.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheet in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effects of income taxes. The likelihood that deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on an income tax return. Under ASC 740-10, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Subsequent to the Reverse Merger and Recapitalization, Binah Capital Corp., a wholly-owned subsidiary of Holdings, is the parent company of BMS. Subsequent to the Reverse Merger and Recapitalization, BMS elected to be treated as a corporation and is subject to U.S. federal income taxes, in addition to state and local income taxes.

Binah Capital Group, Inc., Binah Capital Corp., BMS, the PKSH Entities, Cabot Entities and WEG are taxable entities subject to federal, state, and local income taxes. Therefore, these condensed consolidated financial statements include an income tax provision for the taxable entities only. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.

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

The Company accounts for taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, the Company must recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

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

As a result of the Reverse Recapitalization, the Company had issued and has outstanding warrants. The Company evaluates the warrants, to determine if such instruments should be considered stock-based compensation, pursuant to ASC Topic 718, and if not in the scope of ASC 718, if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815. The determination of whether the instrument should be classified as stock-based compensation or a derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The determination of these liability amounts requires significant judgment on the part of management See Note 13 - Commitments and Contingencies for additional information.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption during the year ending 2024 did not have an impact on the Company’s financial condition or results of operations. See Note 17 - Segment Information for related disclosures.

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

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations and risk before the good or service is transferred and discretion in establishing the price.

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

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended March 31 (in thousands):

	2025	2024
Variable annuities and other insurance commissions	$26,078	$25,045
Mutual fund commissions	5,623	4,429
Securities commissions	3,446	3,365
Alternative investments	5,994	1,556
Advisory fees	6,916	5,685
Total Revenue From Contracts With Customers	$48,057	$40,080

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended March 31 (in thousands):

Sales-based (Point in time)	2025	2024
Variable annuities and other insurance commissions	$9,912	$9,437
Mutual fund commissions	1,211	1,418
Securities commissions	3,446	3,365
Alternative investments	5,842	1,547
Total Sales Based Revenues	$20,411	$15,767

Trailing (Over time)	2025	2024
Variable annuities and other insurance commissions	$16,166	$15,608
Mutual fund commissions	4,411	3,011
Advisory fees	6,916	5,685
Alternative investments	153	9
Total Trailing Revenues	27,646	24,313
Total Revenue From Contracts With Customers	$48,057	$40,080

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of March 31, 2025, and December 31, 2024, the Company had receivables from contracts with customers totaling approximately $10.2 million and $10.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million as of January 1, 2024. As of March 31, 2025, and December 31, 2024, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents. This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

5.	FAIR VALUE

FASB ASC 820, Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

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

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (x) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of March 31, 2025 and December 31, 2024, the outstanding balance under the Term Loan was $19.1 million and $19.6 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the Non-Revolving Loan or Letter of Credit.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of March 31, 2025 and December 31, 2024, the effective interest rate was 8.3%.

The Term Loan was used by BMS to refinance Existing Credit Facilities (as defined in the Credit Agreement) and the Non-Revolving Loans must be used solely to reimburse the Lender with respect to any Letters of Credit issued to BMS. The Term Loan refinanced the previous Oak Street Funding Facility.

6.	DEBT (continued)

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

The minimum calendar maturities of the Term Loan as of March 31, 2025, are as follows (in thousands):

2025	$1,523
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$19,793

7.	PROMISSORY NOTES – AFFILIATES

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of March 31, 2025 and December 31, 2024 are $5.3 million and $5.4 million, respectively. The amount outstanding as of December 31, 2024 includes accrued interest which was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 and $0.02 for the three months ended March 31, 2025 and 2024, respectively.

8.	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of March 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

8.	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

The Holdings Series A Stock has liquidation preferences in the event of a voluntary or involuntary liquidation as follows:

●	The greater of $12.50 per share of Holdings Series A Stock if such liquidation occurs prior to the first anniversary of the Funding Date;
●	$13.00 per share of Holdings Series A Stock if such liquidation occurs prior to the second anniversary of the Funding Date;
●	$15.00 per share of Holdings Series A Stock if such liquidation occurs prior to the third anniversary of the Funding Date;
●	$16.00 per share of Holdings Series A Stock if such liquidation occurs prior to the fourth anniversary of the Funding Date.

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

9.	SERIES B CONVERTIBLE PREFERRED STOCK

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of March 31, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to March 31, 2025 and December 31, 2024.

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

10.	WARRANTS

The following table summarizes the warrants outstanding as of March 31, 2025:

Class of Warrants	Number Outstanding
Public warrants	15,147,958

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

The warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At March 31, 2025, the fair value of the warrant liabilities is approximately $0.6 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition. For the three months ended March 31, 2025 and 2024, included in other expenses on the condensed consolidated statement of operations is unrealized gain on the warrants in the amount of approximately $0.3 million and $1.1 million, respectively.

11.	INCOME TAXES

Prior to the closing the Business Combination, BMS was classified as a partnership for income tax purposes and is therefore not subject to federal, and certain state, and local income taxes. Subsequent to the closing of the Business Combination, BMS elected to be taxed as a corporation and therefore subject to federal, state and local income taxes. Binah Capital Group, Inc. and Binah Capital Corp are also corporations and subject to federal, state and local income taxes. PKSH elected to be taxed as a corporation. The PKSH Entities and WEG are taxable entities and are subject to federal, state, and local income taxes.

The effective tax rate was approximately 23% and (7)% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for the periods ended March 31, 2025 and 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization, warrant revaluations, and other permanent differences. The tax provision is related to the activities of the taxable entities including Binah Capital group, Inc., BMS,  PKSH Entities, Cabot Entities and WEG.

12.	NET INCOME (LOSS) PER SHARE

The Series A and Series B Preferred Stock do not have similar economic rights to the common stock and management does not consider them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A and Series B Preferred Stock outstanding during the period was not included in the calculation of weighted average common stock outstanding. The warrants were considered in diluted EPS under the treasury stock method, if dilutive.

The computation of loss per share and weighted average of the Company’s common stock outstanding for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except per share amounts):

	2025	2024
Net income (loss)	$1,033	(2,311)
Basic and diluted weighted average shares outstanding, common stock	16,602	16,566
Basic and diluted income (loss) per share of common stock	$0.06	(0.14)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	2025	2024
Warrants	15,147	15,107

13.	COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the accompanying condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

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

13.	COMMITMENTS AND CONTINGENCIES (continued)

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

As of March 31, 2025, and December 31, 2024, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

14.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,572,000 shares issued and outstanding as of March 31, 2025; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of March 31, 2025; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of March 31, 2025.
15.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of March 31, 2025 and December 31, 2024, all broker-dealers had net capital in excess of the required minimums.

16.	CREDIT RISK AND CONCENTRATIONS

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

17.	SEGMENT INFORMATION

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

The CODM regularly reviews net income/(loss) before the provision or benefit for income taxes as presented in the Company’s condensed consolidated statements of operations for purposes of assessing performance and making decisions regarding the allocation of resources. Expenses regularly reviewed by the CODM include those line items reported on the Company’s condensed consolidated statement of operations, the most significant of which includes commissions and fees, employee compensation and benefits and professional fees. See the condensed consolidated statements of operations and Note 2 – Summary of Significant Accounts Policies for additional information about these lines items and the related accounting policies.

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any reference to Binah Capital Group, Inc. refers to Binah Capital Group, Inc. and our consolidated subsidiaries on a forward-looking basis or as the context requires, to the historical results of BMS Management Services LLC. Any reference to “BMS Management Services LLC” refers to the entities comprising the Binah Capital Group, Inc. business prior to the consummation of the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. References to the “Company,” “us” or “we” refer to Binah Capital Group, Inc.

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

The Company focuses on three critical areas comprised of the hybrid, independent, and W2 business models to allow affiliated advisors to choose the operating model that works best for them and run their practices on their own terms. The Company’s platform adds to its flexibility by providing a variety of custody and clearing firm options to accommodate the unique business needs of advisors.

Our Sources of Revenue

Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors.

Executive Summary

Financial Highlights

Results for the three-month period ended March 31, 2025 included net income of approximately $1.0 million and total revenue of approximately $48.9 million, which compares to a net loss and total revenue of $(1.6) million and approximately $41.4 million, respectively, for the three-month period ended March 31, 2024.

Asset Trends

Total advisory and brokerage assets served were $25.7 billion at March 31, 2025, compared to $24.9 billion at March 31, 2024. Total net new assets were $(0.2) billion for the three-month period ended March 31, 2025, compared to $(1.5) billion for the same period in 2024.

Net new advisory assets were $0.1 billion for the three-month period ended March 31, 2025, compared to $(0.1) billion for the same period in 2024. Advisory assets were $2.5 billion at March 31, 2025, which is an increase of 12% as compared to the $2.3 billion at March 31, 2024.

Net new brokerage assets were $(0.3) billion for the three-month period ended March 31, 2025, compared to $(1.4) billion for the same period in 2024. Brokerage assets were $23.2 billion at March 31, 2025, up 2% from $22.7 billion at March 31, 2024.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $8.6 million for the three-month period ended March 31, 2025, an increase of 11% from $7.8 million for the three-month period ended March 31, 2024. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended March 31,
Operating Metric (dollars in billions)	2025	2024
Advisory and Brokerage Assets
Brokerage assets	$23.2	$22.7
Advisory assets	2.5	2.2
Total Advisory and Brokerage Assets	$25.7	$24.9
Net New Assets
Net new brokerage assets	$(0.3)	$(1.4)
Net new advisory assets	0.1	(0.1)
Total Net New Assets	$(0.2)	$(1.5)
Financial Metrics (dollars in millions)
Total revenue	$48.9	41.4
Net income (loss)	$1.0	(1.5)
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$8.6	7.8
EBITDA(2)	$2.2	(0.0)
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

	For the Three Months Ended March 31,
Gross Profit	2025	2024
Total revenue	$48.9	41.4
Commission and fees	40.3	33.6
Gross Profit	$8.6	7.8
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

	For the Three Months Ended March 31,
EBITDA Reconciliation	2025	2024
Net income (loss)	$1.0	(1.5)
Interest expense	0.6	1.1
Provision for income taxes	0.4	0.1
Depreciation and amortization	0.2	0.3
EBITDA	$2.2	(0.0)

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted by 0.3% in the first quarter of 2025, which is the first decline in GDP since the first quarter of 2022. Although inflation, interest rates and volatile global markets were all headwinds, the U.S. economy added roughly 456,000 jobs in the first quarter of 2025, while the unemployment rate was 4.2% in the first quarter of 2025, which is consistent with the prior quarter. The unemployment rate has remained in a narrow range of 4.0% to 4.2 since May 2024.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the first quarter of 2025, Fed policymakers maintained the target range for the federal funds rate in the 4.25% to 4.5% range. The equity markets declined during the first quarter of 2025 resulting in the S&P 500 declining 4.4%.

Please consult the Factors Affecting Our Financial Condition and Results of Operations, including those described in the section titled “Risk Factors.”

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Currently, we conduct business through one operating segment. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. See Note 2 in the accompanying condensed consolidated financial statements for further details.

Results of Operations

The following presents an analysis of our results of operations for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$41,141	$34,395	19.6%
Advisory fees	6,916	5,685	21.7%
Total Revenue from Contracts with Customers	48,057	40,080	19.9%
Interest and other income	879	1,369	(35.8)%
Total revenues	$48,936	$41,449	18.1%

	For the three months ended March 31,
	2025	2024	% Change
Expenses
Commission and fees	$40,298	$33,655	19.7%
Employee compensation and benefits	4,351	3,457	25.9%
Rent and occupancy	285	295	(3.4)%
Professional fees	536	4,337	(86.5)%
Technology fees	753	362	108.0%
Interest	566	1,062	(46.7)%
Depreciation and amortization	187	301	(37.9)%
Other	503	(578)	(217.5)%

Total expenses	47,479	42,891	11.3%

Income (loss) before provision for income taxes	1,456	(1,442)	188.5%

Provision for income taxes	423	139	204.3%

Net income (loss)	$1,033	$(1,581)	152.9%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three-month periods ended March 31, 2025, and 2024 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	For the three-month period ended March 31,
	2025	2024	$ Change	% Change
Sales-based	$20,411	$15,767	4,644	29.5%
Trailing	20,730	18,628	2,102	11.3%
Total commission revenue	$41,141	$34,395	6,746	19.6%

Sales-based revenue increased by approximately $4.6 million or 29.5% for the three-month period ended March 31, 2025, as compared to 2024. Trailing based revenue increased by approximately $2.1 million or 11.3% for the three-month period ended March 31, 2025, as compared to 2024. The increase in sales-based revenue for the three-month periods ended March 31, 2025, as compared to 2024 is attributable to an increase in the generation of transactional based products. The increase in the trailing based revenues is due to the increase in trail-based assets resulting from inflows of assets and positive market volatility. Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the three-month periods ended March 31, 2025 and 2024 (in billions):

	As of March 31,
	2025	2024
Brokerage Assets	$23.2	$22.7

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of March 31,
	2025	2024
Trail-Eligible Assets	$18.1	$16.1

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	Three Months Ended March 31,
	2025	2024
Balance - Beginning of period	$24.5	$21.8
Net new brokerage assets(1)	(0.3)	(1.4)
Market impact(2)	(1.0)	2.3
Balance - End of period	23.2	22.7
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 21.7% for the three-month periods ended March 31, 2025, as compared to the same period in March 31, 2024, due to positive returns in the market from the period of March 31, 2024 to the period ending March 31, 2025 and net inflows of advisory assets during the period ended March 31, 2025.

The following tables summarizes the advisory assets for the three-month periods ended March 31, 2025 and 2024 (in billions):

	As of March 31,
	2025	2024
Advisory Assets	$2.5	$2.2

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	Three Months Ended March 31,
	2025	2024
Balance - Beginning of period	2.5	2.1
Net new advisory assets(1)	0.1	(0.1)
Market impact(2)	(0.1)	0.1
Balance - End of period	2.5	2.2
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The decrease in interest and other income for the period ended March 31, 2025, compared to 2024 is primarily related to a non-recurring income item that was earned in March 2024.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended March 31,
	2025	2024	Change
Payout range	78.21%	76.78%	1.43%

For the three-month periods ended March 31, 2025, the payout rate increased as compared to 2024 as a result of an increase in transactional products sold during the first quarter of 2025 which included a pay-out to the financial advisors in the range of 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the three-month period ended March 31, 2025 increased by $0.9 million as compared to March 31, 2024, which is directly related to the additional personnel costs attributed to the Company now operating as a public company.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three-month period ended March 31, 2025 as compared to March 31, 2024 decreasing slightly by 3.4%.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three-month periods ended March 31, 2025, as compared to 2024 decreased by $3.8 million, which is directly related to the non-recurring transaction costs associated with the closing of the Business Combination that were incurred during the period ended March 31, 2024.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by $0.4 million for the three-month period ended March 31, 2025, as compared to 2024.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.5 million for the three-month period ended March 31, 2025, as compared to 2024 resulting from the repayment and restructuring of the related party debt obligations of BMS and the re-financing of the senior credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was approximately 23% three-month period ended March 31, 2025, as compared to (7)% for the same period in 2024. The increase in our effective tax rate was related to the net income generated for the three-month period ended March 31, 2025.

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

Sources of Liquidity

As of March 31, 2025, we had $19.1 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of March 31, 2025 and December 31, 2024, the outstanding balance on the Term Loan was $19.1 million and $19.6 million, net of debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of March 31, 2025 and December 31, 2024, there are no amount outstanding under the Non-Revolving Loan or Letters of Credit.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of March 31, 2025 and December 31, 2024, the effective interest rate was 8.3%.

The Term Loan was used by BMS to refinance Existing Credit Facilities (as defined in the Credit Agreement) and the Non-Revolving Loans must be used solely to reimburse the Lender with respect to any Letters of Credit issued to BMS. The Term Loan refinanced and retired the previous Oak Street Funding Facility.

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

Also, in accordance with the Credit Agreement, BMS has deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash.

The minimum calendar year payments and maturities of the Term Loan as of March 31, 2025 were as follows (in thousands):

2025	$1,523
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$19,793

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of March 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in - kind dividend in the amount $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of March 31, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to March 31, 2025 and December 31, 2024.

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of March 31, 2025 was $5.3 million. The amount outstanding as of  December 31, 2024 was $5.4 million which included accrued interest that was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 and $0.02 for the three-months ended March 31, 2025 and 2024, respectively.

Cash Flows

The following table sets forth a summary of cash flows for the three-month periods ended March 31, 2025 and 2024:

(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$1,054	$(3,136)
Net cash used in investing activities	(8)	(11)
Net cash (used in) provided by financing activities	(711)	1,706
Net change in cash flows	$335	$(1,441)

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.1 million for the three-month period ended March 31, 2025, compared to net cash used in of $3.1 million for the three-month period ended March 31 2024, representing an increase of approximately $4.2 million or 134%. The increase was primarily attributable to the decrease in the net loss of approximately $1.5 million to net income of $1.0 million or a change of $2.6 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.01 million for the three-month period ended March 31, 2025, consistent with the $0.01 million for the three-month period ended March 31, 2024.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $0.7 million for the three-month period ended March 31, 2025 compared to cash provided by financing activities of approximately $1.7 million for the three-month period ended March 31, 2024. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing offset by the repayments of the BMS related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2025:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$19,793	$1,523	$8,120	$10,150	$—
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,405	777	2,228	1,400	—
	$29,511	$2,300	$15,661	$11,550	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the year ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in March 2027.
(3)	Represents future minimum lease payments as of March 31, 2025, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the three-months periods ended March 31, 2025 and 2024.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies, within the notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of March 31, 2025, $19.7 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but offsetting interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

BINAH CAPITAL GROUP, INC.

Date: May 15, 2025	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)