Form 10-Q
period 2025-06-30
Binah Capital Group, Inc.
filed 2025-08-13
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 13, 2025, there were 16,602,460 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission in the sections titled “Risk Factor Summary” and “Risk Factors” set forth in Part I, Item 1A thereof, as well as our other filings made from time to time with the U.S. Securities and Exchange Commission filings.

Forward looking statements are based on information available to us as of the date of this Form 10-Q and, while we believe that information provides a reasonable basis for these statements, these statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	June 30, 2025	December 31, 2024
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$8,170	$8,486
Receivables, net:
Commission receivable	9,607	9,198
Due from clearing broker	938	873
Other	1,101	938
Property and equipment, net	454	599
Right of use assets	3,417	3,730
Intangible assets, net	846	1,021
Goodwill	39,839	39,839
Other assets	3,419	1,993

Total Assets	$67,791	$66,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$12,234	$10,208
Commissions payable	11,709	11,468
Operating lease liabilities	3,528	3,820
Notes payable, net of unamortized debt issuance costs of $665 and $739 as of June 30, 2025 and December 31, 2024, respectively	18,620	19,561
Promissory notes-affiliates	5,313	5,442

Total Liabilities	51,404	50,499

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,590,000 and 1,555,000 shares outstanding at June 30, 2025 and December 31, 2024	15,300	14,947
Stockholders’ Equity and Members’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at June 30, 2025 and December 31, 2024	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	22,613	22,984
Accumulated deficit	(22,874)	(23,253)
Accumulated other comprehensive loss	(152)	—
Total Stockholders’ Equity and Mezzanine Equity	16,387	16,178

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$67,791	$66,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue from Contracts with Customers:
Commissions	33,998	33,663	$75,137	$68,057
Advisory fees	6,627	6,320	13,542	12,004
Total Revenue from Contracts with Customers	40,625	39,983	88,679	80,061
Interest and other income	872	665	1,752	2,034

Total revenues	41,497	40,648	90,431	82,095

Expenses:
Commissions and fees	32,740	33,352	73,038	67,007
Employee compensation and benefits	4,926	3,594	9,277	7,051
Rent and occupancy	286	290	571	585
Professional fees	713	602	1,249	4,939
Technology fees	690	480	1,443	842
Interest	543	795	1,109	1,857
Depreciation and amortization	183	293	370	594
Other	1,977	1,765	2,480	1,187

Total expenses	42,058	41,171	89,537	84,062

Income (loss) before provision for income taxes	(561)	(523)	894	(1,967)

Provision for income taxes	93	213	516	352

Net income (loss)	$(654)	$(736)	$378	$(2,319)

Net income attributable to Legacy Wentworth Management Services LLC members	—	—	—	730

Net income (loss) attributable to Binah Capital Group, Inc.	$(654)	$(736)	378	(3,049)

Net income (loss) per share basic and diluted	$(0.04)	$(0.04)	$0.02	$(0.18)

Weighted average shares: basic and diluted	16,602	16,573	16,602	16,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(654)	$(736)	$378	$(3,049)
Other comprehensive income (loss)
Changes in fair value of interest rate swap	(152)	—	(152)	—
Total other comprehensive income (loss)	$(152)	$—	$(152)	$—
Comprehensive income (loss)	$(806)	$(736)	$226	$(3,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	For the three and six months ended June 30, 2025
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
									Other	Equity and
							Additional Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	—	$22,984	$(23,253)	—	$16,178

Issuance of Class A redeemable convertible preferred stock	17	174	—	—	—	—	—	—	—	174

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(351)	—	—	(351)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Net income	—	—	—	—	—	—	—	1,033	—	1,033

Balance, March 31, 2025	1,572	15,121	150	1,500	16,603	—	22,606	(22,220)	—	17,007

Issuance of Class A redeemable convertible preferred stock	18	179	—	—	—	—	—	—	—	179

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(358)	—	—	(358)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Share based compensation	—	—	—	—	108	—	392	—	—	392

Change in value of interest rate swap	—	—	—	—	—	—	—	—	(152)	(152)

Net loss	—	—	—	—	—	—	—	(654)	—	(654)

Balance, June 30, 2025	$1,590	$15,300	150	$1,500	16,711	$—	$22,613	$(22,874)	$(152)	$16,387

	For the Three and Six Months Ended June 30, 2024
		Redeemable Convertible Preferred Stock		Common Stock
								Total
								Stockholders’
								Equity,
	Equity Attributed to							Mezzanine
	Legacy Wentworth							Equity and
	Management Services					Additional Paid-	Accumulated	Members’
	LLC	Units	Amount	Units	Amount	in Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	16,566	—	23,693	(17,961)	(16)

Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	14,400

Net loss attributable to Binah Capital Group post transaction	—	—	—	—	—	—	(2,319)	(2,319)

Balance March 31, 2024	$—	1,500	$14,400	16,566	$—	$23,693	$(20,272)	$17,813

Issuance of redeemable convertible preferred stock	—	20	195	—	—	—	—	195

Dividends - redeemable convertible preferred stock	—	—	—	—	—	(390)	—	(390)

Issuance of common stock in connection with exercise of warrants	—	—	—	37	—	416	—	416

Net Loss	—	—	—	—	—	—	(736)	(736)

Balance June 30, 2024	—	1,520	$14,595	16,603	$—	$23,719	$(21,017)	$17,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$378	$(2,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	328	536
Deferred income taxes	(78)	—
Amortization of debt issuance costs	74	52
Non-cash lease expense	313	298
Capitalized interest - promissory notes-affiliates	—	128
Share-based compensation	392	—
Changes in operating assets and liabilities:
Due from clearing broker	(65)	160
Commissions receivable	(409)	(616)
Other receivables	(163)	455
Other assets	(1,349)	(63)
Accounts payable and accrued expenses	1,746	(433)
Commissions payable	241	(34)
Operating lease liabilities	(292)	(277)
Net Cash Provided By (Used In) Operating Activities	1,117	(2,113)

Cash Flows From Investing Activities
Purchases of property and equipment	(8)	(18)
Net Cash Used In Investing Activities	(8)	(18)

Cash Flows From Financing Activities
Repayment - notes payable	(1,015)	(1,169)
Repayment of promissory notes-affiliates	—	(3,445)
Repayment of borrowings from members	—	(903)
Net payment for reverse merger and recapitalization	—	(7,679)
Proceeds from Series A redeemable convertible preferred stock issuance	—	14,400
Dividends - Series A - redeemable convertible preferred stock	(356)	—
Dividends - Series B redeemable convertible preferred stock	(54)	—
Proceeds from exercise of warrants	—	416
Distribution of capital	—	(85)
Net Cash (Used In) Provided By Financing Activities	(1,425)	1,535

Net Change in Cash, Cash Equivalents and Restricted Cash	(316)	(596)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$8,486	$7,621

Cash, Cash Equivalents and Restricted Cash - End of Period	$8,170	$7,025

Cash Paid During the Period for:
Interest	$1,087	$1,324

Supplemental Disclosure of Non-Cash Financing Activities

During the period ended June 30, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts related to the promissory notes-affiliates in the approximate amount of $3,800.

During the period ended June 30, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts and issued stock in consideration to satisfy these obligations in the approximate amount of $4,300.

For the six month periods ended June 30, 2025 and June 30, 2024, the Company paid an in-kind dividend to the Series A Redeemable Convertible Preferred Stockholder in the amount of $353 and $195, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Binah Capital through its wholly-owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) maintains offices in Albany, New York, and branch offices throughout the United States of America, and includes the following entities (collectively, the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (dba, Binah Capital Insurance), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under BMS.
●	Cabot Lodge Securities LLC maintains offices and branch offices throughout the United States of America and includes the following entities (collectively, the “Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners LLC (dba, Binah Financial Partners), a Delaware Limited Liability Company, is an insurance entity providing financial services to clients.
●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities (collectively, the “MSI Entities”):
o	MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Michigan Advisors, Inc., (“MAI”) incorporated in the State of Michigan, was a SEC registered investment advisor. MAI withdrew its registration in September 2021.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the state of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.

1.	ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024. The unaudited condensed consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025. The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

Reportable Segment

Management has determined that the Company operates in one segment, given the common nature of its operations, products and services, production and distribution process and regulatory environment. For additional information, see Note 18 - Segment Information.

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

Share-Based Compensation

Certain employees, officers and directors participate in the Company’s long-term incentive plan that provide for granting stock options, restricted stock awards, and restricted stock units. Stock options and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest upon grant or up to a three-year period.

The Company recognizes share-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense on the consolidated statements of operations. The fair value of restricted stock awards and restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Stock options are generally granted at the market price at the date of the grant, with vesting based on three years of continuous service. The fair value of the options is estimated using the Black-Sholes model. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company makes assumptions regarding the number of restricted stock awards and restricted stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. As a result, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the service period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the service period. See Note 10 - Share-Based Compensation for additional information regarding share-based compensation for equity awards granted.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of cash on deposit and money market funds, all of which have original maturities of three months or less.

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of June 30, 2025 and December 31, 2024, restricted cash amounted to $1.0 million.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of June 30, 2025, and December 31, 2024, and January 1, 2024 in the amount of $0.7 million, $0.7 million and $0.2 million, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended June 30, 2025 and 2024.

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

There was no impairment of intangible assets recognized for the periods ended June 30, 2025 and 2024.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial Instruments

The Company uses derivative instruments to manage its exposures to fluctuations in interest rates. Specifically, the Company entered into an interest rate swap agreement to convert a portion of its variable-rate debt into a fixed-rate obligation, thereby mitigating the risk of increasing interest payments. The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis in the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value estimate is classified as Level 2 (see Note 5 - Fair Value). The Company accounts for its interest rate swap under the authoritative guidance for derivative instruments and hedging activities. Although this derivative is an interest rate hedge, the Company does not account for the derivative as a cash-flow hedge instrument. Therefore, the guidance requires derivatives to be recognized as assets or liabilities measured at fair value. Changes in fair value of derivatives are recognized in the consolidated statements of comprehensive income in the period of change. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The determination of these liability amounts requires significant judgment on the part of management See Note 14 - Commitments and Contingencies for additional information.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, and it thus may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Recently Issued or Adopted Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption during the year ending 2024 did not have an impact on the Company’s financial condition or results of operations. See Note 18 - Segment Information for related disclosures.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act makes permanent certain elements of the Tax Cuts and Jobs Acct, including accelerated tax deductions for qualified property and research expenditures, and the business interest expense limitation. We are currently assessing the Act’s impact on our consolidated financial statements.

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

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

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

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue From Contracts With Customers	2025	2024	2025	2024
Variable annuities and other insurance commissions	$24,575	$25,025	$50,653	$50,070
Mutual fund commissions	5,914	5,479	11,535	9,908
Securities commissions	2,571	2,224	6,017	5,588
Alternative investments	938	935	6,932	2,491
Advisory fees	6,627	6,320	13,542	12,004
Total Revenue From Contracts With Customers	$40,625	$39,983	$88,679	$80,061

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales-based (Point in time)	2025	2024	2025	2024
Variable annuities and other insurance commissions	$10,523	$11,592	$20,435	$21,030
Mutual fund commissions	854	1,107	2,065	2,525
Securities commissions	2,571	2,224	6,017	5,588
Alternative investments	921	926	6,762	2,473
Total Sales Based Revenues	$14,869	$15,849	$35,279	$31,616

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trailing (Over time)	2025	2024	2025	2024
Variable annuities and other insurance commissions	$14,052	$13,433	$30,218	$29,040
Mutual fund commissions	5,060	4,372	9,471	7,383
Advisory fees	6,627	6,320	13,542	12,004
Alternative investments	17	9	170	18
Total Trailing Revenues	25,756	24,134	53,400	48,445
Total Revenue From Contracts With Customers	$40,625	$39,983	$88,679	$80,061

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of June 30, 2025, and December 31, 2024, the Company had receivables from contracts with customers totaling approximately $10.5 million and $10.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million as of January 1, 2024. As of June 30, 2025, and December 31, 2024, the Company had no liabilities from contracts with customers.

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

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (x) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of June 30, 2025 and December 31, 2024, the outstanding balance under the Term Loan was $18.6 million and $19.6 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Non-Revolving Loan or Letter of Credit.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of June 30, 2025 and December 31, 2024, the effective interest rate was 8.3%.

During the period ending June 30, 2025, BMS entered into an interest rate swap agreement with a notional amount of $10 million in connection with the above-mentioned Credit Agreement. Under the terms of the swap, BMS pays a fixed rate of 3.98% plus four percent (4.00%) and receives a variable interest rate based on SOFR plus 4.00% as defined above. The swap agreement requires monthly payments to be made or received. The swap is designated as cash flow hedge of the variability of the SOFR-based interest payments on $10 million of BMS’s outstanding variable-rate debt.

As of June 30, 2025, the interest rate swap had a fair value liability of $0.15 million and included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”) and included on the Consolidated Statement of Other Comprehensive Income.

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

The minimum calendar maturities of the Term Loan as of June 30, 2025, are as follows (in thousands):

2025	$1,015
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$19,285

7.	PROMISSORY NOTES – AFFILIATES

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of June 30, 2025 and December 31, 2024 are $5.3 million and $5.4 million, respectively. The amount outstanding as of December 31, 2024 includes accrued interest which was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of June 30, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of June 30, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to June 30, 2025 and December 31, 2024.

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

10.SHARE-BASED COMPENSATION

The Binah Capital Group, Inc. 2024 Equity Incentive Plan (the “Plan”) was established and effective March 15, 2024. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Plan seeks to achieve this purpose by providing for Awards in the form of Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards.

Subject to adjustment as provided in the Plan, the maximum aggregate number of shares of Stock that may be issued under the Plan shall be equal to 1,600,000 shares (the “Base Reserve”) plus an annual increase, effective as of the first day of the Company’s fiscal year beginning in the year following the fiscal year in which the Company’s stockholders approved the Plan and the first day of each subsequent fiscal year through and including the first day of the Company’s fiscal year beginning on the tenth (10th) anniversary of the commencement of such annual increase, equal to the lesser of (i) ten percent (10%) of the number of shares of Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the Board may determine, and such shares shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof.

Stock Options

The following table summarizes the Company’s stock option activity as of and for the three months ended June 30, 2025:

Number
of Shares
Outstanding - April 1, 2025	—
Granted	872,500
Exercised	—
Forfeited and Expired	—
Outstanding - June 30, 2025	872,500
Exercisable	377,778
Exercisable and expected to vest June 30, 2025	377,778

The following table summarizes information about the outstanding options as of June 30, 2025:

		Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares	Price	Life (Years)	Shares	Price
$2.04	872,500	$2.04	10	377,778	$2.04

Restricted Stock and Stock Units

The following summarizes the Company’s activity in its restricted stock awards and stock units as of and for the three months ended June 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding - April 1, 2025	—	—	—	—
Granted	107,893	$2.04	500,000	$2.04
Vested	107,893	$2.04	—	$—
Forfeited	—		—	$—
Outstanding - June 30, 2025	107,893	$2.04	500,000	$2.04
Expected to vest - June 30, 2025	107,893	$2.04	—	$—

10.SHARE-BASED COMPENSATION (continued)

The Company grants restricted stock awards and restricted stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $0.3 million of share-based compensation expense related to the vesting of the restricted stock awards and stock options during the three months ended June 30, 2025. As of June 30, 2025, total unrecognized cost for restricted stock units and stock options was $1.0 million and $0.3 million, which is expected to be recognized over the remaining period of 2.5 years.

11.	WARRANTS

The following table summarizes the warrants outstanding as of June 30, 2025:

Class of Warrants	Number Outstanding
Public warrants	15,147,958

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

The warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At June 30, 2025, the fair value of the warrant liabilities is approximately $0.7 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition. For the six months ended June 30, 2025 and 2024, included in other expenses on the condensed consolidated statement of operations is unrealized gain on the warrants in the amount of approximately $0.3 million and $0.8 million, respectively.

12.	INCOME TAXES

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

The effective tax rate was approximately 22% and (15)% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate for the periods ended June 30, 2025 and 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization, warrant revaluations, and other permanent differences. The tax provision is related to the activities of the taxable entities including Binah Capital group, Inc., BMS, PKSH Entities, Cabot Entities and WEG.

13.	NET INCOME (LOSS) PER SHARE

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

The computation of income (loss) per share and weighted average of the Company’s common stock outstanding for the three and six months ended June 30, 2025 is as follows (in thousands, except per share amounts):

	Three Months	Six Months
	ended June 30,	Ended June 30,
	2025	2025
Net income (loss)	$(654)	378
Basic and diluted weighted average shares outstanding, common stock	16,602	16,602
Basic and diluted income (loss) per share of common stock	$(0.04)	0.02

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	Three Months	Six Months
	ended June 30,	Ended June 30,
	2025	2025
Warrants	15,147	15,147

14.	COMMITMENTS AND CONTINGENCIES

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

In many lawsuits, arbitrations, and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. As of June 30, 2025, the Company has accrued $0.7 million, which is net of $1.0 million of insurance proceeds related to settlements subsequent to period end.

14.	COMMITMENTS AND CONTINGENCIES (continued)

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

As of June 30, 2025, and December 31, 2024, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

15.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,589,000 shares issued and outstanding as of June 30, 2025; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of June 30, 2025; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of June 30, 2025.

16.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of June 30, 2025 and December 31, 2024, all broker-dealers had net capital in excess of the required minimums.

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

Effective with the consummation of the Business Combination, the Board confirmed Craig Gould as Chief Executive Officer (“CEO”) and David Shane as Chief Financial Officer (“CFO). The Company has concluded that its Chief Operating Decision Maker (“CODM”) of the group includes the CEO and CFO of the Company.

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

19.	SUBSEQUENT EVENTS

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended June 30, 2025.

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

Executive Summary

Financial Highlights

Results for the three and six-month period ended June 30, 2025 included a net loss and net income of approximately $(0.7) million and $0.4 million and total revenue of approximately $41.5 million and $90.4 million, respectively, which compares to a net loss and total revenue of $(0.7) million and $(2.3) million and approximately $40.6 million and $82.1 million, respectively, for the three and six-month period ended June 30, 2024.

Asset Trends

Total advisory and brokerage assets served were $27.8 billion at June 30, 2025, compared to $25.1 billion at June 30, 2024. Total net new assets were $(0.9) billion and $(1.1) billion for the three and six-month period ended June 30, 2025, respectively, compared to $(0.8) billion and ($2.1) billion for the same period in 2024.

Net new advisory assets were $(0.1) billion and $0.0 billion for the three and six-month period ended June 30, 2025, respectively, compared to $0.0 billion and 0.0 billion for the same period in 2024. Advisory assets were $2.7 billion at June 30, 2025, which is an increase of 18% as compared to the $2.3 billion at June 30, 2024.

Net new brokerage assets were $(0.8) billion and $(1.1) billion for the three and six-month period ended June 30, 2025, compared to $(0.8) billion and $(2.1) billion for the same period in 2024. Brokerage assets were $25.1 billion at June 30, 2025, up 10% from $22.8 billion at June 30, 2024.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $8.8 million and $17.4 million for the three and six-month period ended June 30, 2025, respectively, an increase of 20% and 15% from $7.3 million and $15.1 million for the same period in 2024. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Periods Ended June 30,
Operating Metric (dollars in billions)	2025	2024
Advisory and Brokerage Assets
Brokerage assets	$25.1	$22.8
Advisory assets	2.7	2.3
Total Advisory and Brokerage Assets	$27.8	$25.1

	Three Months Ended June 30,		Six Months Ended June 30,
Net New Assets	2025	2024	2025	2024
Net new brokerage assets	$(0.8)	$(0.8)	$(1.1)	$(2.1)
Net new advisory assets	(0.1)	(0.0)	0.0	0.0
Total Net New Assets	$(0.9)	$(0.8)	$(1.1)	$(2.1)

	For the three months ended		For the six months ended
	June 30,		June 30,
Financial Metrics (dollars in millions)	2025	2024	2025	2024
Total revenue	$41.5	$40.6	$90.4	$82.1
Net income (loss)	$(0.7)	$(0.7)	$0.4	$(2.3)
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$8.8	$7.3	$17.4	$15.1
EBITDA(2)	$1.0	$0.6	$3.2	$0.5
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

	For the three months ended June 30,		For the six months ended June 30,
Gross Profit	2025	2024	2025	2024
Total revenue	$41.5	$40.7	$90.4	$82.1
Commission and fees	32.7	33.4	73.0	67.0
Gross Profit	$8.8	$7.3	$17.4	$15.1
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

	For the three months ended June 30,		For the six months ended June 30,
EBITDA Reconciliation	2025	2024	2025	2024
Net income (loss)	$(0.7)	$(0.7)	$0.4	$(2.3)
Interest expense	0.5	0.8	1.1	1.9
Share-based compensation	0.8	—	0.8	—
Provision for income taxes	0.1	0.2	0.5	0.3
Depreciation and amortization	0.2	0.3	0.4	0.6
EBITDA	$1.0	$0.6	$3.2	$0.5

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew by 3.0% in the second quarter of 2025. Although inflation, interest rates and volatile global markets were all headwinds, the U.S. economy added roughly 190,00 jobs in the second quarter of 2025, while the unemployment rate was 4.1% in the second quarter of 2025, which is consistent with the prior quarter. The unemployment rate has remained in a narrow range of 4.0% to 4.2 since May 2024.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2025, Fed policymakers maintained the target range for the federal funds rate in the 4.25% to 4.5% range. The equity markets increased during the second quarter of 2025 resulting in the S&P 500 increasing 10.3%.

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

Results of Operations

The following presents an analysis of our results of operations for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	33,998	33,663	1.0%	75,137	68,057	10.4%
Advisory Fees	6,627	6,320	4.9%	13,542	12,004	12.8%
Total Revenue from Contracts with Customers	40,625	39,983	1.6%	88,679	80,061
Interest and other income	872	665	31.3%	1,752	2,034	(13.9)%
Total revenues	41,497	40,648	2.1%	90,431	82,095	10.2%

	For the three months ended June 30,			For the periods ended June 30,
	2025	2024	% Change	2025	2024	% Change
Expenses:
Commissions and fees	32,740	33,352	(1.8)%	73,038	67,007	9.0%
Employee compensation and benefits	4,926	3,594	37.1%	9,277	7,051	31.6%
Rent and occupancy	286	290	(1.5)%	571	585	(2.4)%
Professional fees	713	602	18.4%	1,249	4,939	(74.7)%
Technology fees	690	480	43.8%	1,443	842	71.4%
Interest	543	795	(31.6)%	1,109	1,857	(40.3)%
Depreciation and amortization	183	293	(37.4)%	370	594	(37.7)%
Other	1,977	1,765	(12.0)%	2,479	1,187	108.8%

Total expenses	42,058	41,171	(0.5)%	89,536	84,062	5.2%

Income (loss) before provision for income taxes	(561)	(523)	25.7%	895	(1,967)	154.1%

Provision for income taxes	93	213	(43.0)%	516	352	54.4%

Net income (loss)	(654)	(736)	30.7%	$379	$(2,319)	122.5%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and six-month periods ended June 30, 2025, and 2024 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	For the three-month periods ended June 30,
	2025	2024	$ Change	% Change
Sales-based	$14,868	$15,850	(982)	(6.2)%
Trailing	19,130	17,813	1,317	7.4%
Total commission revenue	$33,998	$33,663	335	1.0%

	For the six-month periods ended June 30,
	2025	2024	$ Change	% Change
Sales-based	$35,278	$31,617	3,661	11.6%
Trailing	39,858	36,441	3,417	9.4%
Total commission revenue	$75,136	$68,058	7,078	10.4%

Sales-based revenue decreased by approximately $1.0 million and increased approximately $3.7 million or (6.2)% and 11.6% for the three and six-month period ended June 30, 2025, respectively, as compared to 2024. Trailing based revenue increased by approximately $1.3 million and $3.4 million or 7.4% and 9.4% for the three and six-month period ended June 30, 2025, respectively, as compared to 2024. The decrease in sales-based revenue for the three month period ended June 30, 2025 as compared to 2024 is attributable to a decrease in the sales of insurance related products. The increase in sales-based revenue for the six-month period ended June 30, 2025, as compared to 2024 is attributable to an increase in the generation of transactional based products, specifically alternative investment products. The increase in the trailing based revenues is due to the increase in trail-based assets resulting from inflows of assets and positive market volatility. Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the three and six-month periods ended June 30, 2025 and 2024 (in billions):

	As of June 30,
	2025	2024
Brokerage Assets	$25.1	$22.8

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of June 30,
	2025	2024
Trail-Eligible Assets	$18.1	$16.3

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	For the three months ended June 30,		For the six months ended June 30,
Net Flows-Brokerage Assets	2025	2024	2025	2024
Balance – beginning of period	$23.2	$22.7	24.5	21.8
Net new brokerage assets(1)	$(0.8)	$(0.8)	(1.1)	(2.1)
Market impact(2)	$2.7	$0.9	1.7	3.1
Balance – End of period	$25.1	$22.8	25.1	22.8
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 4.9% and 12.8% for the three and six month periods ended June 30, 2025, respectively, as compared to the same period in June 30, 2024, due to positive returns in the market from the period of June 30, 2024 to the period ending June 30, 2025.

The following tables summarizes the advisory assets as of June 30, 2025 and 2024 (in billions):

	As of June 30,
	2025	2024
Advisory Assets	$2.7	$2.3

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	For the three months ended June 30,		For the six months ended June 30,
Net Flows-Advisory Assets	2025	2024	2025	2024
Balance – beginning of period	$2.5	$2.2	2.5	2.1
Net new brokerage assets(1)	$(0.1)	$(0.0)	—	(0.1)
Market impact(2)	$0.3	$0.1	0.2	0.3
Balance – End of period	$2.7	$2.3	$2.7	$2.3
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The increase in interest and other income for the three month period ended June 30, 2025, compared to 2024 is primarily related to the increase in the interest income shared with the Company’s clearing brokers. The decrease in interest and other income for the six-month period ended June 30, 2025 is primarily related to a non-recurring income item that was earned during the same period in 2024.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended June 30,
	2025	2024	Change
Payout range	80.59%	83.42%	2.82%

	For the six months ended June 30,
	2025	2024	Change
Payout range	82.36%	83.69%	1.33%

For the three and six-month periods ended June 30, 2025, the payout rate decreased as compared to 2024 as a result of the non-recurring nature of certain transactional products sold during the first quarter of 2024 which included a pay-out to the financial advisors in the range of 90%.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the three and six-month period ended June 30, 2025 increased by approximately $1.4 million and $2.2 million as compared to June 30, 2024, which is directly related to the additional personnel costs attributed to the Company now operating as a public company, including issuance of non-cash compensation awards to officers and directors during the period ended June 30, 2025.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three and six-month period ended June 30, 2025 as compared to June 30, 2024 decreasing slightly by approximately 2.0%.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three month period ended June 30, 2025 as compared to 2024 increased by approximately $0.1 which is related to an increase in SEC filings in the current period. Professional fees for the six-month period ended June 30, 2025, as compared to 2024, decreased by $3.7 million, which is directly related to the non-recurring transaction costs associated with the closing of the Business Combination that were incurred during the period ended June 30, 2024.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by $0.2 million and $0.7 million and for the three and six-month period ended June 30, 2025, respectively, as compared to 2024.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.2 million and $0.7 million for the three and six-month period ended June 30, 2025, respectively, as compared to 2024 resulting from the repayment and restructuring of the related party debt obligations of BMS and the re-financing of the senior credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was approximately 22% for the six-month period ended June 30, 2025 as compared to (15.2)% for the same period in 2024. The increase in our effective tax rate was related to the net income generated for the six-month period ended June 30, 2025.

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

Sources of Liquidity

As of June 30, 2025, we had $18.6 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of June 30, 2025 and December 31, 2024, the outstanding balance on the Term Loan was $18.6 million and $19.6 million, net of debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of June 30, 2025 and December 31, 2024, there are no amount outstanding under the Non-Revolving Loan or Letters of Credit.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of June 30, 2025 and December 31, 2024, the effective interest rate was 8.3%.

During the period ending June 30, 2025, BMS entered into an interest rate swap agreement with a notional amount of $10 million in connection with the above-mentioned Credit Agreement. Under the terms of the swap, BMS pays a fixed rate of 3.98% plus four percent (4.00%) and receives a variable interest rate based on SOFR plus 4.00% as defined above. The swap agreement requires monthly payments to be made or received. The swap is designated as cash flow hedge of the variability of the SOFR-based interest payments on $10 million of BMS’s outstanding variable-rate debt.

As of June 30, 2025, the interest rate swap had a fair value of $0.15 million and was recorded as a liability and included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”).

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

Also, in accordance with the Credit Agreement, BMS has deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash.

The minimum calendar year payments and maturities of the Term Loan as of June 30, 2025 were as follows (in thousands):

2025	$1,015
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$19,285

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of June 30, 2025, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in - kind dividend in the amount $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of June 30, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to June 30, 2025 and December 31, 2024.

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of June 30, 2025 was $5.3 million. The amount outstanding as of December 31, 2024 was $5.4 million which included accrued interest that was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.3 and $0.1 for the six-months ended June 30, 2025 and 2024, respectively.

Cash Flows

The following table sets forth a summary of cash flows for the six-month periods ended June 30, 2025 and 2024:

(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$1,117	$(2,113)
Net cash used in investing activities	(8)	(18)
Net cash (used in) provided by financing activities	(1,425)	1,535
Net change in cash flows	$(316)	$(596)

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.1 million for the six-month period ended June 30, 2025, compared to net cash used in of $2.1 million for the six-month period ended June 30, 2024, representing an increase of approximately $3.2 million or 150%. The increase was primarily attributable to the decrease in the net loss of approximately $2.3 million to net income of $0.4 million or a change of $2.7 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.01 million for the six-month period ended June 30, 2025, compared with the $0.01 million for the six-month period ended June 30, 2024.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $1.4 million for the six-month period ended June 30, 2025 compared to cash provided by financing activities of approximately $1.5 million for the six-month period ended June 30, 2024. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing and the exercise of warrants offset by the repayments of the BMS related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2025:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$19,285	$1,015	$8,120	$10,150	$—
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,405	777	2,228	1,400	—
	$29,003	$1,792	$15,661	$11,550	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the year ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in March 2027.
(3)	Represents future minimum lease payments as of June 30, 2025, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the consolidated financial statements as of and for the three and six-months periods ended June 30, 2025 and 2024.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of June 30, 2025, $8.6 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but offsetting interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Employment Agreement Amendment with Craig Gould

On August 7, 2025, the Company and Craig Gould entered into an amendment to the employment agreement of Mr. Gould (the “Amended Gould Employment Agreement”), to, among other things, (i) provide for the issuance by the Company of restricted stock units as equity compensation in lieu of stock options; and (2) the annual bonus for the 2025 performance year may be paid in cash or vested Company shares with the grant date fair value equal to the bonus amount, as determined by the Board or Compensation Committee in its discretion.

Employment Agreement Amendment with David Shane

On August 7, 2025, the Company and David Shane entered into an amendment to the employment agreement of Mr. Shane (the “Amended Shane Employment Agreement”), to, among other things, (i) provide for the issuance by the Company of restricted stock units as equity compensation in lieu of nonqualified stock options; and (2) the annual bonus for the 2025 performance year may be paid in cash or vested Company shares with the grant date fair value equal to the bonus amount, as determined by the Board or Compensation Committee in its discretion.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
10.1‡	Form of Restricted Stock Agreement
10.2‡	Form of Restricted Stock Unit Agreement
10.3‡	Form of Director Stock Option Agreement
10.4‡	Form of Executive Officer Stock Option Agreement
10.5‡	Amended Gould Employment Agreement
10.6‡	Amended Shane Employment Agreement
31.1*	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2**	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

‡Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINAH CAPITAL GROUP, INC.

Date: August 13, 2025	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)