Form 10-Q
period 2025-09-30
Binah Capital Group, Inc.
filed 2025-11-13
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 13, 2025, there were 16,602,460 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	September 30, 2025	December 31, 2024
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$8,339	$8,486
Receivables, net:
Commission receivable	10,239	9,198
Due from clearing broker	900	873
Other	1,207	938
Property and equipment, net	389	599
Right of use assets	3,258	3,730
Intangible assets, net	758	1,021
Goodwill	39,839	39,839
Other assets	2,635	1,993

TOTAL ASSETS	$67,564	$66,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$10,520	$10,208
Commissions payable	12,104	11,468
Operating lease liabilities	3,378	3,820
Notes payable, net of unamortized debt issuance costs of $627 and $739 as of September 30, 2025 and December 31, 2024, respectively	18,150	19,561
Promissory notes-affiliates	5,313	5,442

TOTAL LIABILITIES	49,465	50,499

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,608,000 and 1,555,000 shares outstanding at September 30, 2025 and December 31, 2024	15,483	14,947
Stockholders’ Equity and Members’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at September 30, 2025 and December 31, 2024	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 16,602,460 issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	22,383	22,984
Accumulated deficit	(21,113)	(23,253)
Accumulated other comprehensive (loss)	(154)	—
Total Stockholders’ Equity and Mezzanine Equity	18,099	16,178

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$67,564	$66,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue from Contracts with Customers:
Commissions	37,370	34,780	$112,506	$102,836
Advisory fees	7,407	6,247	20,948	18,250
Total Revenue from Contracts with Customers	44,777	41,027	133,454	121,086
Interest and other income	1,421	1,170	3,178	3,209

Total revenues	46,198	42,197	136,632	124,295

Expenses:
Commissions and fees	37,202	33,832	110,240	100,839
Employee compensation and benefits	4,679	3,937	13,956	10,988
Rent and occupancy	286	285	857	870
Professional fees	558	1,120	1,807	6,059
Technology fees	751	386	2,194	1,228
Interest	534	775	1,643	2,632
Depreciation and amortization	167	268	537	862
Other	71	2,207	2,551	3,394

Total expenses	44,248	42,810	133,785	126,872

Income (loss) before provision for income taxes	1,950	(613)	2,847	(2,577)

Provision for income taxes	190	537	706	890

Net income (loss)	$1,760	$(1,150)	$2,141	$(3,467)

Net income attributable to Legacy Wentworth Management Services LLC members	—	—	—	730

Net income (loss) attributable to Binah Capital Group, Inc.	$1,760	$(1,150)	2,141	(4,197)

Net income (loss) per common share, basic	$0.08	$(0.09)	$0.06	$(0.30)
Net income (loss) per common share, diluted	$0.08	$(0.09)	$0.06	$(0.30)

Weighted average shares: basic	16,709	16,602	16,638	16,588
Weighted average shares: diluted	16,720	16,602	16,921	16,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,760	$(1,150)	$2,141	$(4,197)
Other comprehensive (loss)
Changes in fair value of interest rate swap	(2)	—	(154)	—
Total other comprehensive (loss)	$(2)	$—	$(154)	$—
Comprehensive income (loss)	$1,758	$(1,150)	$1,987	$(4,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	For the Three and Nine Months Ended September 30, 2024
		Class A Redeemable Convertible		Class B Convertible
		Preferred Stock		Preferred Stock		Common Stock
										Total
										Stockholders’
	Member’s Equity									Equity,
	Attributed to									Mezzanine
	Legacy Wentworth									Equity and
	Management							Additional Paid-	Accumulated	Members’
	Services LLC	Units	Amount	Units	Amount	Units	Amount	in Capital	Deficit	Equity

Balance January 1, 2024	$5,103	—	$—	—	—	—	$—	$—	$—	$5,103

Distributions	(85)	—	—	—	—	—	—	—	—	(85)

Net income prior to transaction	730	—	—	—	—	—	—	—	—	730

Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	—	—	16,566	—	23,693	(17,961)	(16)

Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	—	—	14,400

Net loss attributable to Binah Capital Group, Inc. post transaction	—	—	—	—	—	—	—	—	(2,311)	(2,311)

Balance March 31, 2024	$—	1,500	$14,400	$—	$—	16,566	$—	$23,693	$(20,272)	$17,821

Issuance of redeemable convertible preferred stock	—	20	195	—	—	—	—	—	—	195

Dividends - redeemable convertible preferred stock	—	—	—	—	—	—	—	(390)	—	(390)

Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	37	—	416	—	416

Net Loss	—	—	—	—	—	—	—	—	(736)	(736)

Balance June 30, 2024	—	1,520	$14,595	$—	$—	16,603	$—	$23,719	$(21,008)	$17,306

Issuance of Class A redeemable convertible preferred stock	—	17	169	—	—	—	—	—	—	169

Issuance of Class B convertible preferred stock	—	—	—	150	1,500	—	—	—	—	1,500

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(338)	—	(338)

Net Loss	—	—	—	—	—	—	—	—	(1,150)	(1,150)

Balance September 30, 2024	$—	1,537	$14,764	150	$1,500	16,603	$—	$23,381	$(22,158)	$17,487

	For the three and nine months ended September 30, 2025
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
									Other	Equity and
							Additional Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	—	$22,984	$(23,253)	—	$16,178

Issuance of Class A redeemable convertible preferred stock	17	174	—	—	—	—	—	—	—	174

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(351)	—	—	(351)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Net income	—	—	—	—	—	—	—	1,033	—	1,033

Balance, March 31, 2025	1,572	$15,121	150	$1,500	16,603	—	$22,606	$(22,220)	—	$17,007

Issuance of Class A redeemable convertible preferred stock	18	179	—	—	—	—	—	—	—	179

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(358)	—	—	(358)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Share based compensation	—	—	—	—	108	—	392	—	—	392

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	(152)	(152)

Net loss	—	—	—	—	—	—	—	(654)	—	(654)

Balance, June 30, 2025	1,590	$15,300	150	$1,500	16,711	$—	$22,613	$(22,874)	$(152)	$16,387

Issuance of Class A redeemable convertible preferred stock	18	183	—	—	—	—	—	—	—	183

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(366)	—	—	(366)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)

Share based compensation	—	—	—	—	—	—	162	—	—	162

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	(2)	(2)

Net income	—	—	—	—	—	—	—	1,760	—	1,760

Balance, September 30, 2025	1,608	$15,483	150	$1,500	16,711	$—	$22,383	$(21,113)	$(154)	$18,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$2,141	$(3,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	528	754
Deferred income taxes	(156)	—
Amortization of debt issuance costs	112	77
Non-cash lease expense	472	449
Share-based compensation	555	—
Changes in operating assets and liabilities:
Due from clearing broker	(27)	(310)
Commissions receivable	(1,041)	(1,432)
Other receivables	(269)	246
Other assets	(487)	368
Accounts payable and accrued expenses	25	1,160
Commissions payable	636	140
Operating lease liabilities	(442)	(418)
Net Cash Provided By (Used In) Operating Activities	2,048	(2,433)

Cash Flows From Investing Activities
Purchases of property and equipment	(55)	(18)
Net Cash Used In Investing Activities	(55)	(18)

Cash Flows From Financing Activities
Repayment - notes payable	(1,523)	(1,757)
Repayment of promissory notes-affiliates	—	(3,445)
Repayment of borrowings from members	—	(903)
Net payment for reverse merger and recapitalization	—	(7,679)
Proceeds from Series A redeemable convertible preferred stock issuance	—	14,400
Proceeds from Series B convertible stock issuance	—	1,500
Dividend Series A - redeemable convertible preferred stock	(537)	(364)
Dividend Series B - redeemable convertible preferred stock	(80)	—
Proceeds from exercise of warrants	—	416
Distribution of capital	—	(85)
Net Cash (Used In) Provided By Financing Activities	(2,140)	2,083

Net Change in Cash, Cash Equivalents and Restricted Cash	(147)	(368)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$8,486	$7,621

Cash, Cash Equivalents and Restricted Cash - End of Period	$8,339	$7,253

Cash Paid During the Period for:
Interest	$1,611	$2,632

Supplemental Disclosure of Non-Cash Financing Activities

During the period ended September 30, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts related to the promissory notes-affiliates in the approximate amount of $3,800.

During the period ended September 30, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts and issued stock in consideration to satisfy these obligations in the approximate amount of $4,300.

For the periods ended September 30, 2025 and 2024, the Company paid an in-kind dividend to the Series A Redeemable Convertible Preferred Stock holder in the amount of $536 and $364, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024. The unaudited condensed consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025. The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of September 30, 2025 and December 31, 2024, restricted cash amounted to $1.0 million.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of September 30, 2025, and December 31, 2024, and January 1, 2024 in the amount of $0.7 million, $0.7 million and $0.2 million, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the periods ended September 30, 2025 and 2024.

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

There was no impairment of intangible assets recognized for the periods ended September 30, 2025 and 2024.

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

Financial Instruments

The Company uses derivative instruments to manage its exposures to fluctuations in interest rates. Specifically, the Company entered into an interest rate swap agreement to convert a portion of its variable-rate debt into a fixed-rate obligation, thereby mitigating the risk of increasing interest payments. The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis in the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value estimate is classified as Level 2 (see Note 5 - Fair Value). The Company accounts for its interest rate swap under the authoritative guidance for derivative instruments and hedging activities. Although this derivative is an interest rate hedge, the Company does not account for the derivative as a cash-flow hedge instrument. Therefore, the guidance requires derivatives to be recognized as assets or liabilities measured at fair value. Changes in fair value of derivatives are recognized in the condensed consolidated statements of comprehensive income (loss) in the period of change. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

Warrants issued to non-employees (the “Non-employee Warrants”) are not classified as stock-based compensation as there is no condition of employment such that the granting of the shares does not represent compensation. The Non-employee Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Warrants issued to non-employees are measured at fair value on a recurring basis, using the market approach based upon the quoted market price of Binah Capital Group, Inc.’s warrants at the end of each reporting period.

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

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue From Contracts With Customers	2025	2024	2025	2024
Variable annuities and other insurance commissions	$27,532	$24,873	$78,185	$74,943
Mutual fund commissions	5,896	5,129	17,431	15,037
Securities commissions	2,981	3,201	8,997	8,791
Alternative investments	961	1,577	7,893	4,065
Advisory fees	7,407	6,247	20,948	18,250
Total Revenue From Contracts With Customers	$44,777	$41,027	$133,454	$121,086

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales-based (Point in time)	2025	2024	2025	2024
Variable annuities and other insurance commissions	$11,208	$10,796	$31,643	$31,826
Mutual fund commissions	1,202	946	3,267	3,471
Securities commissions	2,981	3,201	8,997	8,791
Alternative investments	955	1,498	7,717	3,970
Total Sales Based Revenues	$16,346	$16,441	$51,624	$48,058

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trailing (Over time)	2025	2024	2025	2024
Variable annuities and other insurance commissions	$16,324	$14,077	$46,542	$43,117
Mutual fund commissions	4,694	4,183	14,164	11,566
Advisory fees	7,407	6,247	20,948	18,250
Alternative investments	6	80	176	95
Total Trailing Revenues	28,431	24,587	81,830	73,028
Total Revenue From Contracts With Customers	$44,777	$41,027	$133,454	$121,086

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of September 30, 2025, and December 31, 2024, the Company had receivables from contracts with customers totaling approximately $11.1 million and $10.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million as of January 1, 2024. As of September 30, 2025, and December 31, 2024, the Company had no liabilities from contracts with customers.

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

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Term Loan was $18.2 million and $19.6 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Non-Revolving Loan or Letter of Credit.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of September 30, 2025 and December 31, 2024, the effective interest rate was approximately 8.2% and 8.3%, respectively.

On April 10, 2025, BMS entered into an interest rate swap agreement with a notional amount of $10 million in connection with the above-mentioned Credit Agreement. Under the terms of the swap, BMS pays a fixed rate of 3.98% plus four percent (4.00%) and receives a variable interest rate based on SOFR plus 4.00% as defined above. The swap agreement requires monthly payments to be made or received. The swap is designated as cash flow hedge of the variability of the SOFR-based interest payments on $10 million of BMS’s outstanding variable-rate debt.

As of September 30, 2025, the interest rate swap had a fair value liability of $0.2 million and included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (loss) (“AOCI”) and included on the Condensed Consolidated Statement of Other Comprehensive Income (Loss).

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

The minimum calendar maturities of the Term Loan as of September 30, 2025, are as follows (in thousands):

2025	$507
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$18,777

7.	PROMISSORY NOTES – AFFILIATES

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of September 30, 2025 and December 31, 2024 are $5.3 million and $5.4 million, respectively. The amount outstanding as of December 31, 2024 includes accrued interest which was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of September 30, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of September 30, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statement of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to September 30, 2025 and December 31, 2024.

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

Stock Options

The following table summarizes the Company’s stock option activity as of and for the nine months ended September 30, 2025:

Number
of Shares
Outstanding - January 1, 2025	—
Granted	872,500
Exercised	—
Forfeited and Expired	—
Outstanding - September 30, 2025	872,500
Exercisable	425,000
Exercisable and expected to vest September 30, 2025	425,000

The following table summarizes information about the outstanding options as of September 30, 2025:

		Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares	Price	Life (Years)	Shares	Price
$2.04	872,500	$2.04	10	425,000	$2.04

10.SHARE-BASED COMPENSATION (continued)

Restricted Stock and Stock Units

The following summarizes the Company’s activity in its restricted stock awards and stock units as of and for the nine months ended September 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding - January 1, 2025	—	—	—	—
Granted	107,893	$2.04	500,000	$2.04
Vested	107,893	$2.04	—	$—
Forfeited	—		—	$—
Outstanding - September 30, 2025	107,893	$2.04	500,000	$2.04
Expected to vest - September 30, 2025	107,893	$2.04	—	$—

The Company grants restricted stock awards and restricted stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $0.2 million and $0.5 million of share-based compensation expense related to the vesting of the restricted stock awards and stock options during the three and nine months ended September 30, 2025. As of September 30, 2025, total unrecognized cost for restricted stock units and stock options was $1.2 million, which is expected to be recognized over the remaining period of 2.25 years.

11.	WARRANTS

The following table summarizes the warrants outstanding as of September 30, 2025 and December 31, 2024:

Class of Warrants	Number Outstanding
Warrants	15,147,958

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

The warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At September 30, 2025 and December 31, 2024, the fair value of the warrant liabilities is approximately $0.6 million and $1.0 million, respectively and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition. For the nine months ended September 30, 2025 and 2024, included in other expenses on the condensed consolidated statement of operations is unrealized gain on the warrants in the amount of approximately $0.4 million and $1.1 million, respectively.

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

The effective tax rate was approximately 22% and (26)% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate for the periods ended September 30, 2025 and 2024 differed significantly from the statutory rate primarily due to transaction costs that were incurred as a result of the Reverse Recapitalization, warrant revaluations, and other permanent differences. The tax provision is related to the activities of the taxable entities including Binah Capital Group, Inc., BMS, PKSH Entities, Cabot Entities and WEG.

13.	NET INCOME (LOSS) PER SHARE

The Series A and Series B Preferred Stock do not have similar economic rights to the common stock and management does not consider them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A and Series B Preferred Stock outstanding during the period was not included in the calculation of weighted average common stock outstanding. Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes warrants, Series A Preferred Stock, Series B Preferred Stock, options and unvested restricted stock) and accordingly, as applicable adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

The computation of income (loss) per share and weighted average of the Company’s common stock outstanding for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net income (loss)	$1,760	$(1,150)	$2,141	$(4,197)
Series A preferred dividends	366	338	1,075	728
Series B preferred dividends	26	—	80	—
Net income (loss) available to common shareholders	1,368	(1,488)	986	(4,925)
Shares for basic and diluted calculation
Average shares used in basic computation	16,709	16,602	16,638	16,588
Dilutive effect of unvested stock units	11	—	283	—
Average shares used in diluted computation	16,720	16,602	16,921	16,588
Earnings (loss) per common share
Basic	$0.08	$(0.09)	$0.06	$(0.30)
Diluted	$0.08	$(0.09)	$0.06	$(0.30)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	Three months ended	Three months ended	Nine Months Ended	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Warrants	15,148	15,148	15,148	15,148
Series A preferred stock	1,608	1,608	1,536	1,536
Series B preferred stock	150	150	150	150
Stock options	873	873	—	—
Unvested restricted stock units	489	217	—	—

During the preparation of the current period financial statements, the Company identified an immaterial error in the calculation of EPS for the prior periods. The error did not impact net income, total equity, or cash flows. The EPS figures for the prior periods have been revised accordingly in the comparative presentation. Management has concluded that the correction is not material to the prior period financial statements and does not require restatement.

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

As of September 30, 2025 and December 31, 2024, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

15.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,608,000 shares issued and outstanding as of September 30, 2025; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of September 30, 2025; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,602,460 shares issued and outstanding as of September 30, 2025.

16.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of September 30, 2025 and December 31, 2024, all broker-dealers had net capital in excess of the required minimums.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2025.

Business Overview

The Company is a leading consolidator of retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1,900 registered individuals working within the financial services industries.

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

Executive Summary

Financial Highlights

Results for the three and nine-month period ended September 30, 2025 included net income of approximately $1.8 million and $2.1 million, respectively and total revenue of approximately $46.2 million and $136.6 million, respectively, which compares to a net loss and total revenue of $(1.2) million and $(3.5) million and approximately $42.2 million and $124.3 million, respectively, for the three and nine-month period ended September 30, 2024.

Asset Trends

Total advisory and brokerage assets served were $29.9 billion at September 30, 2025, compared to $26.9 billion at September 30, 2024. Total net new assets were $(0.2) billion and $(1.3) billion for the three and nine-month period ended September 30, 2025, respectively, compared to $0.4 billion and ($1.8) billion for the same period in 2024.

Net new advisory assets were $0.0 billion and $0.0 billion for the three and nine-month period ended September 30, 2025, respectively, compared to $0.0 billion and (0.1) billion for the same period in 2024. Advisory assets were $2.9 billion at September 30, 2025, which is an increase of 16% as compared to the $2.5 billion at September 30, 2024.

Net new brokerage assets were $(0.2) billion and $(1.3) billion for the three and nine-month period ended September 30, 2025, compared to $0.4 billion and $(1.7) billion for the same period in 2024. Brokerage assets were $27.0 billion at September 30, 2025, up 10% from $24.5 billion at September 30, 2024.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $9.0 million and $26.4 million for the three and nine-month period ended September 30, 2025, respectively, an increase of 7.5% and 12.5% from $8.4 million and $23.5 million for the same period in 2024. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

	As of and for the Periods Ended September 30,
Operating Metric (dollars in billions)	2025	2024
Advisory and Brokerage Assets
Brokerage assets	$27.0	$24.5
Advisory assets	2.9	2.5
Total Advisory and Brokerage Assets	$29.9	$27.0

	Three Months Ended September 30,		Nine Months Ended September 30,
Net New Assets	2025	2024	2025	2024
Net new brokerage assets	$(0.2)	$0.4	$(1.3)	$(1.7)
Net new advisory assets	0.0	0.0	0.0	(0.1)
Total Net New Assets	$(0.2)	$0.4	$(1.3)	$(1.8)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Financial Metrics (dollars in millions)	2025	2024	2025	2024
Total revenue	$46.2	$42.2	$136.6	$124.3
Net income (loss)	$1.8	$(1.2)	$2.1	$(3.5)
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$9.0	$8.4	$26.4	$23.5
EBITDA(2)	$3.0	$0.4	$5.6	$0.9
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

	For the three months ended September 30,		For the nine months ended September 30,
Gross Profit	2025	2024	2025	2024
Total revenue	$46.2	$42.2	$136.6	$124.3
Commission and fees	37.2	33.8	110.2	100.8
Gross Profit	$9.0	$8.4	$26.4	$23.5
(2)

EBITDA is a non-GAAP financial measure defined as net income plus interest expense, provision for income taxes, share-based compensation and depreciation and amortization. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA for the periods presented (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
EBITDA Reconciliation	2025	2024	2025	2024
Net income (loss)	$1.8	$(1.2)	$2.1	$(3.5)
Interest expense	0.5	0.8	1.6	2.6
Share-based compensation	0.2	—	0.6	—
Provision for income taxes	0.2	0.5	0.8	0.9
Depreciation and amortization	0.2	0.3	0.5	0.9
EBITDA	$2.9	$0.4	$5.6	$0.9

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew by approximately 3% in the third quarter of 2025. The U.S. economy added roughly sixty-six thousand jobs in the third quarter of 2025, while the unemployment rate was 4.3% in the third quarter of 2025, which is an increase over the previous quarter’s 4.1%.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the third quarter of 2025, Fed policymakers cut interest rates by 0.25% to a target range for the federal funds rate in the 4.00% to 4.25% range. The equity markets increased during the third quarter of 2025 resulting in the S&P 500 increasing 8.1%, bringing the year-to-date performance to approximately 14.8%.

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

Results of Operations

The following presents an analysis of our results of operations for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$37,370	$34,780	7.4%	$112,506	$102,836	9.4%
Advisory Fees	7,407	6,247	18.6%	20,948	18,250	14.8%
Total Revenue from Contracts with Customers	44,777	41,027	9.1%	133,454	121,086	10.2%
Interest and other income	1,421	1,170	21.4%	3,178	3,209	(1.0)%
Total revenues	$46,198	$42,197	9.5%	$136,632	$124,295	9.9%

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Expenses:
Commissions and fees	37,202	33,832	10.0%	110,240	100,839	9.3%
Employee compensation and benefits	4,679	3,937	18.8%	13,956	10,988	27.0%
Rent and occupancy	286	285	0.5%	857	870	(1.5)%
Professional fees	558	1,120	(50.1)%	1,807	6,059	(70.2)%
Technology fees	751	386	94.7%	2,194	1,228	78.7%
Interest	534	775	(31.1)%	1,643	2,632	(37.6)%
Depreciation and amortization	167	268	(37.6)%	537	862	(37.7)%
Other	71	2,207	(96.9)%	2,551	3,394	(24.8)%

Total expenses	44,248	42,810	3.4%	133,785	126,872	5.4%

Income (loss) before provision for income taxes	1,950	(613)	418.1%	2,847	(2,577)	210.5%

Provision for income taxes	190	537	(64.6)%	706	890	(20.7)%

Net income (loss)	$1,760	$(1,150)	253.1%	$2,141	$(3,467)	161.8%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing it obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 4 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2025, and 2024 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	For the three-month periods ended September 30,
	2025	2024	$ Change	% Change
Sales-based	$16,346	$16,441	(95)	(0.6)%
Trailing	21,024	18,339	2,685	14.6%
Total commission revenue	$37,370	$34,780	2,590	7.4%

	For the nine-month periods ended September 30,
	2025	2024	$ Change	% Change
Sales-based	$51,624	$48,058	3,566	7.4%
Trailing	60,882	54,778	6,104	11.1%
Total commission revenue	$112,506	$102,836	9,670	9.4%

Sales-based revenue decreased by approximately $0.1 million and increased approximately $3.5 million or (0.6)% and 7.4% for the three and nine-month period ended September 30, 2025, respectively, as compared to 2024. Trailing based revenue increased by approximately $2.7 million and $6.1 million or 14.6% and 11.1% for the three and nine-month periods ended September 30, 2025, respectively, as compared to 2024. The decrease in sales-based revenue for the three-month period ended September 30, 2025 as compared to 2024 is attributable to a decrease in the sales of insurance related products. The increase in sales-based revenue for the nine-month period ended September 30, 2025, as compared to 2024 is attributable to an increase in the generation of transactional based products, specifically alternative investment products. The increase in the trailing based revenues is due to the increase in trail-based assets resulting from positive market volatility. Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the three and nine-month periods ended September 30, 2025 and 2024 (in billions):

	As of September 30,
	2025	2024
Brokerage Assets	$27.0	$24.5

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of September 30,
	2025	2024
Trail-Eligible Assets	$18.5	$17.0

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	For the three months ended September 30,		For the nine months ended September 30,
Net Flows-Brokerage Assets	2025	2024	2025	2024
Balance – beginning of period	$25.1	$22.8	24.5	21.8
Net new brokerage assets(1)	$(0.2)	$0.4	(1.3)	(1.7)
Market impact(2)	$2.1	$1.3	3.8	4.4
Balance – End of period	$27.0	$24.5	27.0	24.5
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 18.6% and 14.8% for the three and nine month periods ended September 30, 2025, respectively, as compared to the same period in September 30, 2024, due to positive returns in the market from the period of September 30, 2024 to the period ending September 30, 2025.

The following tables summarizes the advisory assets as of September 30, 2025 and 2024 (in billions):

	As of September 30,
	2025	2024
Advisory Assets	$2.9	$2.5

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	For the three months ended September 30,		For the nine months ended September 30,
Net Flows-Advisory Assets	2025	2024	2025	2024
Balance – beginning of period	$2.7	$2.3	2.5	2.1
Net new brokerage assets(1)	$0.0	$0.0	0.0	(0.1)
Market impact(2)	$0.2	$0.1	0.4	0.4
Balance – End of period	$2.9	$2.4	$2.9	$2.4
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The increase in interest and other income for the three month period ended September 30, 2025, compared to 2024 is primarily related to the increase in the interest income shared with the Company’s clearing brokers. The decrease in interest and other income for the nine-month period ended September 30, 2025 is primarily related to a non-recurring income item that was earned during the same period in 2024.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended September 30,
	2025	2024	Change
Payout range	83.08%	82.42%	0.62%

	For the nine months ended September 30,
	2025	2024	Change
Payout range	82.61%	83.26%	(0.67)%

For the three and nine-month periods ended September 30, 2025, the payout rate approximates the pay-out rate as compared to 2024.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the three and nine-month period ended September 30, 2025 increased by approximately $0.7 million and $3.0 million as compared to September 30, 2024, which is directly related to the additional personnel costs attributed to the Company now operating as a public company, including issuance of non-cash compensation awards to officers and directors during the period ended September 30, 2025.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three and nine-month period ended September 30, 2025 as compared to September 30, 2024.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three-month period ended September 30, 2025 as compared to 2024 decreased by approximately $0.6 million. Professional fees for the nine-month period ended September 30, 2025, as compared to 2024, decreased by $4.3 million, which is directly related to the non-recurring transaction costs associated with the closing of the Business Combination that were incurred during the period ended September 30, 2024.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by $0.2 million and $1.0 million and for the three and nine-month period ended September 30, 2025, respectively, as compared to 2024.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.1 million and $1.0 million for the three and nine-month period ended September 30, 2025, respectively, as compared to 2024 resulting from the repayment and restructuring of the related party debt obligations of BMS and the re-financing of the senior credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was approximately 22% for the nine-month period ended September 30, 2025 as compared to (26)% for the same period in 2024. The increase in our effective tax rate was related to the net income generated for the nine-month period ended September 30, 2025.

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

Sources of Liquidity

As of September 30, 2025, we had $18.2 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of September 30, 2025 and December 31, 2024, the outstanding balance on the Term Loan was $18.2 million and $19.6 million, net of debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of September 30, 2025 and December 31, 2024, there are no amounts outstanding under the Non-Revolving Loan or Letters of Credit.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of September 30, 2025 and December 31, 2024, the effective interest rate was approximately 8.2% and 8.3%, respectively.

On April 10, 2025, BMS entered into an interest rate swap agreement with a notional amount of $10 million in connection with the above-mentioned Credit Agreement. Under the terms of the swap, BMS pays a fixed rate of 3.98% plus four percent (4.00%) and receives a variable interest rate based on SOFR plus 4.00% as defined above. The swap agreement requires monthly payments to be made or received. The swap is designated as cash flow hedge of the variability of the SOFR-based interest payments on $10 million of BMS’s outstanding variable-rate debt.

As of September 30, 2025, the interest rate swap had a fair value of $0.2 million and was recorded as a liability and included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”).

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

Also, in accordance with the Credit Agreement, BMS has deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash.

The minimum calendar year payments and maturities of the Term Loan as of September 30, 2025 were as follows (in thousands):

2025	$507
2026	2,030
2027	3,045
2028	3,045
2029	10,150
$18,777

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of September 30, 2025, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in - kind dividend in the amount $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of September 30, 2025 and December 31, 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequent to September 30, 2025 and December 31, 2024.

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

In connection with the closing of the Business Combination, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of September 30, 2025 was $5.3 million. The amount outstanding as of December 31, 2024 was $5.4 million which included accrued interest that was paid subsequently. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flows

The following table sets forth a summary of cash flows for the nine-month periods ended September 30, 2025 and 2024:

(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$2,048	$(2,433)
Net cash used in investing activities	(55)	(18)
Net cash (used in) provided by financing activities	(2,140)	2,083
Net change in cash flows	$(147)	$(368)

Cash Flows from Operating Activities. Net cash provided by operating activities was $2.0 million for the nine-month period ended September 30, 2025, compared to net cash used in of $2.4 million for the nine-month period ended September 30, 2024, representing an increase of approximately $4.5 million or 185%. The increase was primarily attributable to the decrease in the net loss of approximately $3.5 million to net income of $2.1 million or a change of $5.5 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2025, compared with the $0.02 million for the nine-month period ended September 30, 2024.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $2.1 million for the nine-month period ended September 30, 2025 compared to cash provided by financing activities of approximately $2.1 million for the nine-month period ended September 30, 2024. The change is primarily related to the proceeds received from the Redeemable Convertible Preferred Financing and the exercise of warrants offset by the repayments of the BMS related party debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2025:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$18,777	$507	$8,120	$10,150	$—
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,405	777	2,228	1,400	—
	$28,495	$1,284	$15,661	$11,550	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the year ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in March 2027.
(3)	Represents future minimum lease payments as of September 30, 2025, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 4 in the condensed consolidated financial statements as of and for the three and nine-months periods ended September 30, 2025 and 2024.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below the carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of September 30, 2025, $8.6 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but offsetting interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

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

BINAH CAPITAL GROUP, INC.

Date: November 13, 2025	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)