Form 10-K
period 2025-12-31
Binah Capital Group, Inc.
filed 2026-03-31
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34.2 million (based on the closing price of the registrant’s common stock ($2.06) on that date as reported on the Nasdaq Stock Market LLC).

On March 31, 2026, there were 16,716,000 shares of common stock, $0.0001 par value per share (“common stock”), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2025, pursuant to Regulation 14A.

III

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (the “Annual Report”) contain statements that are forward-looking and as such are not historical facts. These forward-looking statements are based on Binah Capital Group, Inc.’s (the “Company”) management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The following factors among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	our ability to comply with supervisory and regulatory compliance obligations;
●	the risk we may be held liable for misconduct by their advisors;
●	poor performance of our investment products and services;
●	our ability to effectively maintain and enhance our brand and reputation;
●	our ability to expand and retain our customer base;
●	our future capital requirements and sources and uses of cash;
●	our ability to attract and retain key personnel;
●	our ability to protect the proprietary information of customers and networks against security breaches and protect and enforce intellectual property rights;
●	our reliance on third parties;
●	the risk that an increase in government regulation of the industries and markets in which we operate could negatively impact our business;
●	the cost of defending, settling and remediating issues related to regulatory matters or legal proceedings, including civil monetary penalties or actual costs of reimbursing customers for losses in excess of our reserves or insurance;
●	Economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, could harm our financial condition and results of operations.
●	Volatile or recessionary conditions in the United States or abroad could adversely affect our business and/or our access to capital markets in a material manner.
●	the risk that the market price of our securities may decline;
●	changes in applicable Laws or regulations; and
●	the risk that we may be adversely affected by other economic, business, and/or competitive factors.

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

Business Overview

The Company is a leading platform provider for retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1,600 registered individuals working within the financial services industries.

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

The Company believes it will be a natural destination for financial advisors and assets in motion by strategically positioning itself as the hybrid broker-dealer of choice, with top clearing and custodial relationships and strategic partnerships. With a track record of building a platform capable of significant scale along with strategic initiatives to drive its growth via access to public capital, Binah’s features include:

●	A national wealth management platform supporting more than 1,600 individuals working within the financial services industries
●	Tech-enabled capabilities that allows for seamless integration and provides advisors with end-to-end services enhancing efficiency

●	Open architecture that offers access to an array of solutions for advisors and their clients via expanded product offerings and shared services
●	A highly attractive financial model that is expected to experience organic growth, highly recurring revenues and expanding margins

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

Hybrid Business Model: The Purshe Kaplan Sterling Entities

PKS Holdings, LLC (“PKSH”) is headquartered in Albany, New York with branch offices throughout the United States of America, more than 1,300 registered individuals working within the financial services industries, and includes the following entities (the “PKSH Entities”):

●	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is an independent broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
●	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an independent investment advisory firm, registered with the SEC, which provides advisory services to clients.
●	PKS Financial Services, Inc. (dba, Binah Capital Insurance, “PKSF” or “BCI”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
●	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated BMS entities.

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

Independent Business Model: the Cabot Lodge Entities and the World Equity Group

Cabot Lodge Securities LLC (“CLS”) maintains offices and branch offices throughout the United States of America, more than 100 registered advisors, and includes the following entities (the “Cabot Entities”):

●	CLS, a Delaware limited liability company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
●	CL Wealth Management LLC (“CLWM”), a Virginia limited liability company, is an investment advisory firm, registered with the SEC and provides advisory services to clients.
●	Wentworth Financial Partners LLC ( dba, Binah Financial Partners “WFP” or “BFP”) (f/k/a CL General Agency), a Delaware limited liability company, is an insurance entity providing financial services to clients.

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

Human Capital

As of December 31, 2025, the Company’s workforce was comprised of approximately 150 employees and substantially all employees are salaried. A significant portion of our workforce is comprised of compliance, operations, finance and other administrative personnel. None of our employees are represented by a labor union. Effective January 1, 2025, BMS entered into Management Services Agreement’s (“MSA”) with its operating subsidiaries whereby BMS will provide personnel and payroll management services to the Company. In accordance with the MSA, expenses related to payroll and benefits are allocated to the operating subsidiaries. The allocation of the compensation and benefits is based upon the specific personnel assigned to the operating subsidiaries as well as other personnel providing services to the operating subsidiaries. The allocation methodology includes a direct allocation for personnel assigned to the respective operating subsidiaries and additional allocation for certain personnel based upon various factors including job responsibilities and estimated amount of time associated with each operating subsidiary.

We desire to offer a competitive total compensation offering to our employees that includes not only compensation but benefits and other programs. Our compensation is performance based and competitive based upon the geographies in which we operate. We strive to provide equality of pay to ensure are compensation programs are fair and equitable across the Company.

We offer an array of benefits intended to meet the needs of our employees and their eligible dependents. We offer comprehensive benefits to all full-time employees and part-time employees working at least 30 hours per week. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts; Health Savings Accounts; accident and critical illness coverage; life and accidental death and dismemberment insurance; and short-term and long-term disability insurance.

As a company focused on growth, talent drives the success of the Company. We are focused on attracting and retaining our employees. To attract a diverse pool of talent, we are in the marketplace and utilize various methods of recruiting to provide for a diverse and dedicated group of employees. The Company’s senior executives receive a portion of their total compensation in Company equity and subject to a cap, we match the contribution of all our employees to our retirement savings plan.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC. We routinely post important information on our website, www.binahcap.com. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 may also be obtained by stockholders without charge upon written request to: Binah Capital Group Inc., 80 State Street, Albany, NY 12207, ATTN: Investor Relations.

ITEM 1A. RISK FACTORS

Risk Factor Summary

Our business is subject to risks and uncertainties, including those risks and uncertainties discussed at-length below, that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following:

Business and Industry Risks

●	Advisors are generally not direct employees, creating supervisory and compliance oversight difficulties in a decentralized operating environment
●	Difficult to detect and deter advisor misconduct including unsuitable recommendations, fraud, unauthorized trading, and misuse of confidential information
●	Poor performance of recommended products or competitive pricing pressures could lead to client attrition and revenue loss
●	As a relatively new market entrant, maintaining brand awareness and reputation is critical; negative publicity could diminish customer confidence
●	Business profitability directly affected by securities market performance, trading volumes, geopolitical tensions , and economic downturns
●	May require additional capital to support growth; future financing may not be available on acceptable terms and could result in shareholder dilution or restrictive covenants
●	Success depends on retaining senior management, technical employees, and highly skilled personnel in a competitive labor market
●	Subject to customer complaints, regulatory investigations, and litigation that could result in significant damages, operational changes, and reputational harm

Regulatory and Compliance Risks

●	Broker-dealer subsidiaries subject to extensive regulation, periodic examinations, and potential sanctions including fines, censure, or suspension
●	Subsidiaries must maintain minimum net capital levels; failure could result in activity limitations, suspension, or liquidation
●	Reliance on third-party clearing brokers for transaction processing; termination of clearing agreements could disrupt business operations
●	Legislative or regulatory changes could reclassify advisors as employees, significantly increasing operating costs
●	May be subject to Truth-in-Lending Act and similar laws; non-compliance could result in fines and sanctions
●	Changes to tax laws, regulations, or interpretations could materially affect financial condition and operations
●	Violations of the Foreign Corrupt Practices Act (“FCPA”), USA PATRIOT Act, and similar laws could result in severe penalties, suspension, or debarment

Data Privacy and Cybersecurity Risks

●	Security incidents could expose confidential customer information, resulting in regulatory investigations, fines, litigation, and reputational damage
●	Subject to CCPA and numerous other data privacy laws; non-compliance could result in fines, penalties, and private litigation
●	Website and systems may contain errors, bugs, or vulnerabilities subject to cyber attacks, malware, ransomware, or denial-of-service attacks
●	Third parties may scrape or misappropriate data through website scraping, robots, or copycat websites
●	System failures, performance issues, or availability problems could harm reputation, impair operations, and result in customer loss
●	Regulators may limit expansion, implementation, or require disclosure of proprietary technology to competitors

Public Company and Securities Market Risks

●	The market price of our common stock and warrants may fluctuate significantly based on operating performance, analyst reports, sales by insiders, market conditions, and other factors
●	Our management team has limited experience managing a public company, which could divert attention from day-to-day operations
●	The lack of analyst coverage or negative analyst reports could adversely impact stock price and trading volume
●	Our status as a public company subjects us to additional laws, regulations, and listing standards, imposing significant costs and diverting management attention
●	We are a “smaller reporting company” and we cannot be certain of the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

We are currently operating in a period of economic uncertainty and geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from military conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions in multiple regions of the world. Recently, international relations between the U.S. and Russia, certain Middle Eastern nations as well as certain other countries, has been strained, and they may continue to deteriorate further. Although the length and impact of the ongoing military conflicts are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Our insurance coverage may be expensive, and losses we incur may exceed the limits of our insurance coverage, or may not be covered at all.

We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases. We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess Securities Investor Protection Corporation, business interruption, cyber and data breach, error and omission and fidelity bond insurance. We have self-insurance for certain potential liabilities through REPCO, a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which in turn depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Further to the difficulties noted above regarding assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding, such assessment requires complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future unforeseen circumstances cause us to exceed the limits of our insurance coverage or some or all of our insurance proves to be unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

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

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Internal Revenue Code (“Code”), including, among many other things, a reduction to the federal corporate income tax rate, a limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on the use of net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, relaxed certain of the limitations imposed by the TCJA for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the TCJA and the CARES Act for future years is difficult to quantify, but these changes could materially adversely affect holders of our common stock. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023. Other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the accompanying economic downturn.

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

Our Amended and Restated Certificate of Incorporation (the “Charter”) provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), (4) any action to interpret, apply, enforce or determine the validity of our Charter or bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, unless the Company consents in writing to the selection of an alternate forum, the federal courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The Company’s Charter will not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action.

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

We are a “smaller reporting company” and the reduced public company reporting and disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We currently qualify as “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from various reporting requirements or scaled disclosure requirements applicable to other public companies but not to smaller reporting companies, which includes, among other things:

●	being permitted to have only two years of audited financial statements and only two years of management discussion and analysis of financial condition and results of operations disclosure;
●	an exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation;
●	reduced disclosure obligations regarding executive compensation, among other things, in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding non-binding stockholder votes on executive compensation arrangements and stockholder approval of any golden parachute payments not previously approved.

We will continue to be “smaller reporting company” if, as of the last business day of our most recently completed second quarter, (i) our public float is less than $250 million, or (ii) our annual revenues for the recently completed fiscal year are less than $100 million and we either have no public float or a public float of less than $700 million.

As a result of the foregoing, the information we provide may be different than the information that is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be a “smaller reporting company.” We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

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

(b) Holders

As of March 31, 2026, there were 17 shareholders of record of our common stock and 11 holders of record of our warrants to purchase our common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

(f) Recent Sales of Unregistered Securities;

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2024 and our Form 10-Q for the quarter ended September 30, 2025, filed with the U.S. Securities and Exchange Commission on November 13, 2025.

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

The information for the years ended December 31, 2025 and 2024 are derived from the Company’s audited consolidated financial statements and the notes thereto included elsewhere in this report.

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

Business Overview

The Company is a leading consolidator of retail wealth management businesses that owns and operates ten entities, four of which are broker-dealers, three of which are registered investment advisors, and three of which are insurance entities, that have over 1,600 registered individuals working within the financial services industries.

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

Executive Summary

Financial Highlights

Results for the year ended December 31, 2025 include net income of approximately $2.3 million and total revenue of approximately $187.1 million and a net loss of approximately $4.6 million and total revenue of approximately $168.9 million for the year ended December 31, 2024.

Asset Trends

Total advisory and brokerage assets served were $29.9 billion at December 31, 2025, compared to $27.1 billion at December 31, 2024. Total net new assets were $(1.9) billion for the year ended December 31, 2025, compared to $(2.1) billion for the year ended December 31, 2024.

Net new advisory assets were $0.0 million for the year ended December 31, 2025, compared to $0.0 million for the year ended December 31, 2024. Advisory assets were $2.9 billion at December 31, 2025, which is an increase of approximately 16% from the $2.5 billion at December 31, 2024.

Net new brokerage assets were $(1.9) billion for the year ended December 31, 2025, compared to $(2.1) billion for the year ended December 31, 2024. Brokerage assets were $27.0 billion at December 31, 2025, an increase of approximately 10% from $24.5 billion at December 31, 2024.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $37.8 million for the year ended December 31, 2025, an increase of approximately 12% from $33.7 million for the year ended December 31, 2024. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, a non-GAAP measure, plus non-recurring costs related to our business combination, costs related to the re-financing of the senior credit facility, and share-based compensation costs. The Company presents EBITDA and Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA and Adjusted EBITDA are not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is used in connection with the Company’s credit agreements, specifically in the calculation of financial-related covenants.

A reconciliation of our non-GAAP financial measures to their most directly comparable GAAP financial measures appears below in the footnotes to the table of our key operating, business and financial metrics.

Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metric (dollars in billions)	2025	2024
Advisory and Brokerage Assets
Brokerage assets	$27.0	$24.5
Advisory assets	2.9	2.5
Total Advisory and Brokerage Assets	$29.9	$27.0

Net New Assets
Net new brokerage assets	$(1.9)	$(2.1)
Net new advisory assets	0.0	0.0
Total Net New Assets	$(1.9)	$(2.1)

Financial Metrics (dollars in millions)
Total revenue	$187.1	$169.0
Net (loss) income	$2.3	$(4.6)
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$37.8	$33.7
EBITDA(2)	$5.4	$1.9
Adjusted EBITDA(2)	$6.5	$6.3
(1)	Gross profit is a non-GAAP financial measure defined as total revenue less commissions paid to financial advisors and registered representatives and other fees that generate the revenue. We consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before other costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	For the Years Ended December 31,
Gross Profit	2025	2024
Total revenue	$187.1	$169.0
Commission and fees	149.3	135.3
Gross Profit	$37.8	$33.7
(2)	EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income plus interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus non-recurring costs related to our business combination, costs related to the re-financing of the senior credit facility, and share-based compensation costs. The Company presents EBITDA and Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA and Adjusted EBITDA are not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is used in connection with the Company’s credit agreements, specifically in the calculation of financial related covenants. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented (in millions):

	For the Years Ended December 31,
EBITDA Reconciliation	2025	2024
Net (loss) income	$2.3	$(4.6)
Interest expense	2.1	4.0
Provision for income taxes	0.3	1.4
Depreciation and amortization	0.7	1.0
EBITDA	$5.4	$1.9
Share based compensation	1.1	—
Business combination and re-financing costs	—	4.4
Adjusted EBITDA(2)	$6.5	$6.3

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. The equity markets rose during the year ended December 31, 2025, with the S&P 500 and Russell 2000 index rising 17.9% and 12.8%, respectively.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter of 2025, Fed policymakers lowered the target federal funds rate to a range of 3.50% to 3.75%.

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

Results of Operations

The following presents an analysis of our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the years ended December 31,
	2025	2024	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$153,440	$139,452	10.0%
Advisory Fees	28,601	24,939	14.7%
Total Revenue from Contracts with Customers	182,041	164,391
Interest and other income	5,103	4,512	13.1%
Total revenues	187,144	168,903	10.8%

	For the years ended December 31,
Expenses:	2025	2024
Commissions and fees	149,277	135,280	10.3%
Employee compensation and benefits	18,885	15,544	21.5%
Rent and occupancy	1,141	1,150	(0.8)%
Professional fees	2,265	6,971	(67.5)%
Technology fees	2,963	1,292	129.4%
Interest	2,119	4,026	(47.4)%
Depreciation and amortization	697	1,019	(31.6)%
Other	7,186	6,768	6.2%

Total expenses	184,533	172,050	7.3%

Income (loss) before provision for income taxes	2,611	(3,147)	182.9%

Provision for income taxes	303	1,415	(78.6)%

Net income (loss)	$2,308	$(4,562)	150.6%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 5 — Revenues From Contracts with Customers within the notes to the audited consolidated financial statements for the years ended December 31, 2025, and 2024 for further details regarding our commission revenue by product category.

The following table sets forth the components of our commission revenue for years December 31, 2025 and 2024 (in thousands):

	For the years ended December 31,
	2025	2024	$ Change	% Change
Sales-based	$71,225	$62,827	8,398	13.37%
Trailing	82,215	76,625	5,590	7.29%
Total commission revenue	$153,440	$139,452	13,988	10.03%

Sales based revenue increased by approximately $8.4 million or 13.4% for the year ended December 31, 2025 as compared to 2024. Trailing based revenue increased by approximately $5.6 million or 7.3% for the year ended December 31, 2025 as compared to 2024. The increase in sales based revenue for the year ended December 31, 2025 as compared to 2024 is attributable to an increase in the generation of transactional based products. The increase in the trailing based revenues is primarily due to volatility driven increases in trail eligible assets.

Commission revenue is generated from brokerage assets. The following tables summarizes the brokerage assets for the years ended December 31, 2025 and 2024 (in billions):

	Years Ended
	December 31,
	2025	2024
Brokerage Assets	27.0	24.5

Included in the brokerage assets above are trail-eligible assets as follows:

	Years Ended
	December 31,
	2025	2024
Trail-Eligible Assets	18.5	17.9

The following table summarizes activity impacting brokerage assets for the years ended:

	Years Ended
	December 31,
	2025	2024
Balance – Beginning of period	24.5	21.8
Net new brokerage assets(1)	(1.9)	(2.1)
Market impact(2)	4.4	4.8
Balance – End of period	27.0	24.5
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 16% for the year ended December 31, 2025 as compared to December 31, 2024, due to the positive impact from the financial markets.

The following tables summarizes the advisory assets for the years ended December 31, 2025 and 2024 (in billions):

	December 31,
	2025	2024
Advisory Assets	2.9	2.6

The following table summarizes activity impacting advisory assets for the years ended:

	Years Ended
	December 31,
	2025	2024
Balance – Beginning of period	2.6	2.1
Net new advisory assets(1)	0.0	0.0
Market impact(2)	0.3	0.5
Balance – End of period	2.9	2.6
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

The increase in interest and other income for the year ended December 31, 2025, compared to 2024, is primarily related to the increase in the interest income it earns with the Company’s clearing brokers.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the years ended December 31,
	2025	2024	Change
Payout range	75.37%	75.44%	(0.07)%

For the year ended December 31, 2025, the payout rate remained consistent as compared to 2024.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits for the year ended December 31, 2025 increased by approximately $3.3 million which is directly related to the additional personnel costs attributed to the Company now operating as a public company.

Rent and occupancy

Rent and occupancy remained relatively consistent for the year ended December 31, 2025 compared to 2024, decreasing by 0.8% or $0.01 million.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the year ended December 31, 2025 as compared to 2024 decreased by $4.7 million which is directly related to non-recurring transaction costs associated with the Business Combination that was incurred during the year ended December 31, 2024.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by approximately $1.7 million for the year ended December 31, 2025 as compared to 2024.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $1.9 million for the year ended December 31, 2025 as compared to 2024, as a result of scheduled repayments as well as the restructuring of related party debt obligations of BMS, re-financing of the senior credit facility and the reduction of interest rates that occurred during the second half of 2025.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, legal and regulatory settlements, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was 10.6% and (45.1)% for the years ended December 31, 2025 and 2024, respectively. The change in our effective tax rate was primarily related to generation of taxable income for the year ending December 31, 2025 as opposed to a taxable loss incurred during the year ending December 31, 2024.

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

Sources of Liquidity

As of December 31, 2025, we had $17.7 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of December 31, 2025 and 2024, the outstanding balance on the Term Loan was $17.7 million and $19.6 million, net of debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that the Company requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by the Company and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of December 31, 2025 and 2024 there are no amounts outstanding under the Non-Revolving Loan or Letters of Credit.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of December 31, 2025 and 2024, the effective interest rate was 7.9% and 8.3%, respectively.

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

As of December 31, 2025, the interest rate swap liability had a fair value of $0.2 million and is included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in other comprehensive income (loss) (“OCI”) and included on the consolidated statements of other comprehensive income (loss).

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

Also, in accordance with the Credit Agreement, BMS has deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash.

The minimum calendar year payments and maturities of the Byline Term Loan as of December 31, 2025 were as follows (in thousands):

2026	2,030
2027	3,045
2028	3,045
2029	10,149
Total	$18,269

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in-kind dividend in the amount of $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million. For the years ended December 31, 2025 and 2024, the Company paid dividends under the Series A Stock in the amount of approximately $1.4 million and $1.1 million, respectively.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of December 31, 2025 and 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statements of financial condition, is an accrued dividend in the amount $0.03 and $0.03, respectively, that was paid subsequent to December 31, 2025 and 2024. For the year ended December 31, 2025 and 2024 total dividends related to the Holdings Series B Stock amounted to approximately $0.1 million and $0.03 million, respectively.

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

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate, which remain outstanding as of December 31, 2025 and 2024. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest was approximately $0.5 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Cash Flows

The following table sets forth a summary of cash flows for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$5,151	$(617)
Net cash used in investing activities	(61)	(85)
Net cash provided by (used in) financing activities	(2,860)	1,567
Net change in cash flows	$2,230	$865

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $5.1 million for the year ended December 31, 2025 compared to net cash used in operating activities of $0.6 million for the year ended December 31, 2024, representing an increase of approximately $5.7 million or 934%. The increase was primarily attributable to the decrease in the net loss incurred for the year ended December 31, 2024 of approximately $6.4 million.

Cash Flows from Investing Activities. Net cash used in investing activities was approximately $0.06 million for the year ended December 31, 2025 consistent with the $0.08 million for the year ended December 31, 2024.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $2.9 million for the year ended December 31, 2025 compared to cash provided by financing activities of approximately $1.6 million for the year ended December 31, 2024. The change is primarily related to the proceeds from the preferred financings during the year ended December 31, 2024 offset by the repayments of the BMS related party debt obligations, principal payments related to the senior credit facility and the payment of dividends to the Class A and Class B preferred stockholders.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2025:

	Payments Due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations(1)	$18,269	$2,030	$6,090	$10,149	$—
Promissory notes – affiliates(2)	5,313	—	5,313	—	—
Operating lease obligations(3)	4,239	899	2,670	670	—
	$27,821	$2,929	$14,073	$10,820	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the years ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in March 2027.
(3)	Represents future minimum lease payments as of December 31, 2025, under non-cancellable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 5 in the consolidated financial statements as of and for the years ended December 31, 2025 and 2024.

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

We performed our goodwill impairment test as of and for the years ended December 31, 2025, and 2024. The estimated fair value of the reporting units were determined using the market approach for each reporting unit, relying specifically on the guideline public company method. Our guideline public company method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. As a result of the 2025 and 2024 annual impairment tests, the fair value of the reporting units was approximately 225% and 270% greater than its carrying value, respectively. Since there have been no events or circumstances which indicated that it was more likely than not the fair value of the reporting units were below their carrying amount, interim goodwill tests were not considered necessary.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of December 31, 2025, $8.2 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but off-setting, interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Exchange Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our executive officers is incorporated herein by reference to information under the heading “Executive Officers” in the Proxy Statement. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Security Ownership of Certain Beneficial Owners And Management of Shares” in the Proxy Statement. Information with respect to directors, the Audit Committee and the Audit Committee financial expert, and procedures by which stockholders may recommend nominees to the Board of Directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “ Committees” in the Proxy Statement.

Information with respect to our Code of Conduct and Business Ethics is incorporated herein by reference to information under the heading “Code of Conduct and Business Ethics” in the Proxy Statement.

We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to information under the heading “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated herein by reference to information under the heading “Security Ownership of Certain Beneficial Owners and Management of Shares” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is incorporated herein by reference to information under the heading “Related Party Transactions” and director independence is incorporated herein by reference to information under the heading “Corporate Governance and Related Matters – Independence of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

Financial Statements:

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
3.2	Amended and Restated Bylaws of Binah Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
3.3	Certificate of Designations of the Convertible Participating Preferred Stock (incorporated by reference to Exhibit 4.5 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).
3.3.1

Amended and Restated Certificate of Designations of the Series A Junior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Binah Capital Group, Inc.’s Form 8-K filed with the SEC on December 26, 2024).

3.4

Certificate of Designations of the Series B Junior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended September 30, 2024, filed with the SEC on November 14, 2024).

3.4.1

Amended and Restated Certificate of Designations of the Series B Junior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on February 27, 2026).

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

4.5*	Description of Securities
10.1

Subscription Agreement, dated March 15, 2024, by and among Binah Capital Group, Inc., Wentworth Management Funding LLC and Pollen Street Capital Limited (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 8-K, filed with the SEC on March 21, 2024).

10.1.1

Form of Series B Subscription Agreement (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended September 30, 2024 filed with the SEC on November 14, 2024).

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

10.5‡

Binah Capital Group, Inc. 2024 Equity Incentive Plan (incorporated by reference to Binah Capital Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-286609) filed with the SEC on April 17, 2025).

10.6‡

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.7‡

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.8‡

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.9‡

Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.10‡+

Form of Executive Officer Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.11‡

Executive Employment Agreement, dated August 14, 2024, by and between Craig Gould and Binah Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 10-K for the Quarterly Period ended June 30, 2024, filed with the SEC on August 15, 2024).

10.11.1‡

Amended Gould Employment Agreement (incorporated by reference to Exhibit 10.5 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.12‡

Executive Employment Agreement, dated August 14, 2024, by and between David Shane and Binah Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to Binah Capital Group, Inc.’s Form 10-K for the Quarterly Period ended June 30, 2024, filed with the SEC on August 15, 2024).

10.12.1‡

Amended Shane Employment Agreement (incorporated by reference to Exhibit 10.6 to Binah Capital Group, Inc.’s Form 10-Q for the Quarterly Period ended June 30, 2025 filed with the SEC on August 13, 2025).

10.12.2‡*	Amendment No. 2 to the Executive Employment Agreement, dated February 26, 2026, by and between David Shane and Binah Capital Group, Inc.
19.1*†	Insider Trading Policy of Binah Capital Group, Inc., as amended.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Claw Back Policy (incorporated by reference to Exhibit 97.1 to Binah Capital Groupm Inc.’s Form 10-K for the year ended December 31, 2024).
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

‡	Management contract or compensatory plan or arrangement.
*	Filed Herewith
**	Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this    th day of March, 2026.

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

Signature	Title	Date

/s/ Craig Gould	Chief Executive Officer, and Director	March , 2026
Craig Gould	(Principal Executive Officer)

/s/ David Shane	Chief Financial Officer and Director	March , 2026
David Shane	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Crane	Director	March , 2026
David Crane

/s/ Daniel Hynes	Director	March , 2026
Daniel Hynes

/s/ Joel Marks	Director	March , 2026
Joel Marks

BINAH CAPITAL GROUP, INC.
DECEMBER 31, 2025 AND 2024

BINAH CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR’S REPORT

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Binah Capital Group, Inc.

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated statements of financial condition of Binah Capital Group, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ FGMK LLC

We have served as the Company’s auditor since 2021

Chicago, Illinois

March 31, 2026

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2025 AND 2024

(in thousands, except share amounts)

	2025	2024
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$10,716	$8,486
Receivables, net:
Commissions receivable	10,441	9,198
Due from clearing broker	707	873
Other	1,261	938
Property and equipment, net	342	599
Right of use assets	3,097	3,730
Intangible assets, net	671	1,021
Goodwill	39,839	39,839
Other assets	3,141	1,993

TOTAL ASSETS	$70,215	$66,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$13,103	$10,208
Commissions payable	12,632	11,468
Operating lease liabilities	3,221	3,820
Notes payable, net of unamortized debt issuance costs of $590 and $739 as of December 31, 2025 and December 31, 2024, respectively	17,679	19,561
Promissory notes-affiliates	5,313	5,442

TOTAL LIABILITIES	51,948	50,499

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,626,000 and 1,555,000 shares outstanding at December 31, 2025 and December 31, 2024, respectively	15,668	14,947
Stockholders’ Equity and Members’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at December 31, 2025 and December 31, 2024	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 16,716,000 and 16,602,460 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	23,709	22,984
Accumulated deficit	(22,496)	(23,253)
Accumulated other comprehensive (loss)	(114)	—
Total Stockholders’ Equity and Mezzanine Equity	18,267	16,178

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$70,215	$66,677

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except per share amounts)

	2025	2024
Revenues:
Revenue from Contracts with Customers:
Commissions	$153,440	$139,452
Advisory fees	28,601	24,939
Total Revenue from Contracts with Customers	182,041	164,391
Interest and other income	5,103	4,512

Total revenues	187,144	168,903

Expenses:
Commissions and fees	149,277	135,280
Employee compensation and benefits	18,885	15,544
Rent and occupancy	1,141	1,150
Professional fees	2,265	6,971
Technology fees	2,963	1,292
Interest	2,119	4,026
Depreciation and amortization	697	1,019
Other	7,186	6,768

Total expenses	184,533	172,050

Income (loss) before provision for income taxes	2,611	(3,147)

Provision for income taxes	303	1,415

Net income (loss)	$2,308	$(4,562)

Net income attributable to Legacy Wentworth Management Services LLC members	—	730

Net income (loss) attributable to Binah Capital Group, Inc.	$2,308	$(5,292)

Net income (loss) per share basic	$0.05	$(0.39)

Net income (loss) per share diluted	$0.04	$(0.39)

Weighted average shares outstanding: basic	16,657	16,593

Weighted average shares outstanding: diluted	16,975	16,593

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands)

	For the year ended December 31, 2025
	Class A Redeemable		Class B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock

									Accumulated	Total
									Other	Stockholders’
							Additional		Comprehensive	Equity and
							Paid-in	Accumulated	Income	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss)	Equity
Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	—	$22,984	$(23,253)	—	$16,178
Issuance of Class A redeemable convertible preferred stock	71	721	—	—	—	—	—	—	—	721
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,445)	—	(1,445)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	—	(106)	—	(106)
Share based compensation	—	—	—	—	113	—	725	—	—	725
Change in value of cash flow hedge	—	—	—	—	—	—	—	—	(114)	(114)
Net income	—	—	—	—	—	—	—	2,308	—	2,308
Balance December 31, 2025	1,626	$15,668	150	$1,500	16,716	—	$23,709	$(22,496)	$(114)	$18,267

	For the Year Ended December 31, 2024
		Class A Redeemable		Class B
		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Members’									Total
	Equity									Stockholders’
	Attributed to									Equity,
	Legacy									Mezzanine
	Wentworth							Additional		Equity and
	Management							Paid-in	Accumulated	Members’
	Services LLC	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance January 1, 2024	$5,103	—	$—	—	—	—	$—	$—	$—	5,103
Distributions	(85)	—	—	—	—	—	—	—	—	(85)
Net income prior to transaction	730	—	—	—	—	—	—	—	—	730
Reverse merger and recapitalization of legacy Wentworth Management Services LLC	(5,748)	—	—	—	—	16,566	—	23,693	(17,961)	(16)
Mezzanine Equity - Shares Issued in connection with PIPE financing	—	1,500	14,400	—	—	—	—	—	—	14,400
Issuance of Class A redeemable convertible preferred stock	—	55	547	—	—	—	—	—	—	547
Issuance of Class B convertible preferred stock	—	—	—	150	1,500	—	—	—	—	1,500
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,094)	—	(1,094)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	—	(31)	—	(31)
Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	37	—	416	—	416
Net Loss	—	—	—	—	—	—	—	—	(5,292)	(5,292)
Balance December 31, 2024	$—	1,555	$14,947	150	$1,500	16,603	$—	$22,984	$(23,253)	$16,178

The accompanying notes are an integral part of these consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2025	2024
Net income (loss)	$2,308	$(5,292)
Other comprehensive (loss)
Changes in fair value of interest rate swap	(114)	—
Total other comprehensive (loss)	$(114)	$—
Comprehensive income (loss)	$2,194	$(5,292)

The accompanying notes are an integral part of these consolidated financial statements

BINAH CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

(in thousands)

	For the years ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$2,308	$(4,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	697	1,019
Deferred income taxes	(907)	607
Amortization of debt issuance costs	148	645
Non-cash lease expense	633	602
Capitalized interest - promissory notes- affiliates	—	218
Capitalized interest - due to members	—	72
Change in allowance for credit losses	—	468
Share-based compensation	725	—
Changes in operating assets and liabilities:
Due from clearing broker	166	(242)
Commissions receivable	(1,243)	(978)
Other receivables	(323)	181
Other assets	(263)	98
Accounts payable and accrued expenses	2,647	1,024
Commissions payable	1,164	792
Operating lease liabilities	(599)	(561)
Net Cash Provided By (Used In) Operating Activities	5,151	(617)

Cash Flows From Investing Activities
Purchases of property and equipment	(61)	(85)
Net Cash Used In Investing Activities	(61)	(85)

Cash Flows From Financing Activities
Borrowings under note payable	—	20,300
Payment of debt issuance costs	—	(739)
Repayment - notes payable	(2,030)	(21,467)
Repayment of promissory notes-affiliates	—	(3,445)
Repayment of borrowings from members	—	(903)
Net payment for reverse merger and recapitalization	—	(7,863)
Proceeds from Series A redeemable convertible preferred stock issuance	—	14,400
Proceeds from Series B convertible stock issuance	—	1,500
Dividend Series A - redeemable convertible preferred stock	(724)	(547)
Dividend Series B - redeemable convertible preferred stock	(106)	—
Proceeds from exercise of warrants	—	416
Distribution of capital	—	(85)
Net Cash (Used In) Provided By Financing Activities	(2,860)	1,567

Net Change in Cash, Cash Equivalents and Restricted Cash	2,230	865

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$8,486	$7,621

Cash, Cash Equivalents and Restricted Cash - End of Period	$10,716	$8,486

Cash Paid During the Period for:
Interest	$1,611	$2,632
Income taxes	$469	$271

Supplemental Disclosure of Non-Cash Financing Activities

During the year ended December 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts related to the promissory notes-affiliates in the approximate amount of $3,800.	—	—

During the year ended December 31, 2024 and in connection with the reverse merger and recapitalization the Company extinguished amounts and issued stock in consideration to satisfy these obligations in the approximate amount of $4,300.	—	—

For the years ended December 31, 2025 and 2024, the Company paid in-kind dividends to the Series A Redeemable Convertible Preferred Stock holder in the amounts of $721 and $547, respectively.	—	—

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

o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
●	PKS Financial Services, Inc. (dba, Binah Capital Insurance, “PKSF” or “BCI”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
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
o

Wentworth Financial Partners LLC ( dba, Binah Financial Partners “WFP” or “BFP”) (f/k/a CL General Agency), a Delaware limited liability company, is an insurance entity providing financial services to clients.

●	Michigan Securities, Inc. (“MSI”) maintains offices in Albany, New York and includes the following entities (collectively, the “MSI Entities”):
o

MSI, (d/b/a as Broadstone Securities, Inc., “Broadstone”), incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA. Subsequent to December 31, 2025, MSI legally changed its name from Michigan Securities Inc, to PKS Securities Inc.

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

The Company makes assumptions regarding the number of restricted stock awards and restricted stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. As a result, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the service period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the service period. See Note 15 - Share-Based Compensation for additional information regarding share-based compensation for equity awards granted.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of cash on deposit and money market funds, all of which have original maturities of three months or less.

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of December 31, 2025 and 2024, restricted cash amounted to approximately $1.0 million.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of December 31, 2025, December 31, 2024, and January 1, 2024, in the amount of $0.7 million, $0.7 million and $0.2 million, respectively.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2025 and 2024.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the years ended December 31, 2025 and 2024.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There was no impairment of intangible assets recognized for the years ended December 31, 2025 and 2024. See Note 9 - Intangible Assets, for additional information regarding the Company’s intangible assets.

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

See Note 12 - Leases for additional information.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740. Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheet in accordance with ASC 740, which established financial accounting and reporting standards for the effects of income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates deferred tax assets and net operating loss carryforwards to determine their recoverability based primarily on the Company’s ability to generate future taxable income. A valuation allowance may be established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations and comprehensive income.

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

For the year ending December 31, 2025, Holdings has elected to file a consolidated tax return which will include all subsidiaries including Binah Capital Corp., BMS, the PKSH Entities, the Cabot Entities and WEG. Therefore, these consolidated financial statements include an income tax provision for all the taxable entities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.

Net Income (Loss) Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted net income per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and conversion of the Company’s preferred stock. Net income (loss) per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the consolidated financial statements because the equity structure materially changed in connection with the Merger.

Financial Instruments

The Company uses derivative instruments to hedge exposures to cash flow risks. The Company does not hold or issue financial instruments for speculative or trading purposes.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The adoption did not have an impact on the Company’s financial condition or results of operations. See Note 17 - Income Taxes for related disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported net income (loss) or stockholders’ equity.

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

5.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The Company generates two types of commission revenue: sales-based commissions that are recognized at the point of sale on the trade date and trailing commissions that are recognized over time as earned. Sales-based commission revenues vary by investment product and are based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenues are generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and are recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenues are based on the market value of clients’ investment holdings, the consideration is variable, and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts. The constraint is removed once the value of the clients’ investment holdings can be determined.

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

The following table presents total revenues from contracts with customers disaggregated by investment product for the years ended December 31 (in thousands):

	For the years ended December 31,
Revenue From Contracts With Customers	2025	2024
Variable annuities and other insurance commissions	$106,839	$100,434
Mutual fund commissions	24,038	21,134
Securities commissions	11,818	11,788
Alternative investments	10,745	6,096
Advisory fees	28,601	24,939
Total Revenue From Contracts With Customers	$182,041	$164,391

5.REVENUES FROM CONTRACTS WITH CUSTOMERS (continued)

The following tables presents sales-based and trailing revenues disaggregated by product category for the years ended December 31 (in thousands):

Sales-based (Point in time)	2025	2024
Variable annuities and other insurance commissions	$44,136	$40,852
Mutual fund commissions	4,814	4,204
Securities commissions	11,818	11,788
Alternative investments	10,457	5,983
Total Sales Based Revenues	$71,225	$62,827

Trailing (Over time)	2025	2024
Variable annuities and other insurance commissions	$62,704	$59,582
Mutual fund commissions	19,224	16,930
Advisory fees	28,601	24,939
Alternative investments	287	113
Total Trailing Revenues	110,816	101,564
Total Revenue From Contracts With Customers	$182,041	$164,391

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of December 31, 2025 and 2024, the Company had receivables from contracts with customers, net of an allowance for credit losses, totaling approximately $11.1 million and $10.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $8.9 million as of January 1, 2024. As of December 31, 2025, December 31, 2024, and January 1, 2024, the Company had no liabilities from contracts with customers.

Interest and Other Income

The Company earns interest income from client margin accounts and cash equivalents. This revenue is not generated from contracts with customers. Additionally, the Company receives marketing fees and sponsorship income.

6.DUE FROM CLEARING BROKER AND CLEARING DEPOSIT

PKSI, CLS and WEG clear customer transactions through a clearing broker and, therefore, they operate pursuant to exemptions contained in Rule 15c3-3 of the Securities and Exchange Act of 1934. As of December 31, 2025 and 2024, clearing deposits, which are included in other assets on the consolidated statements of financial condition and receivables due from clearing brokers were as follows (in thousands):

	2025		2024
		Due from		Due from
	Clearing	Clearing	Clearing	Clearing
Entity	Deposit	Broker	Deposit	Broker
PKSI	$562	$424	$543	$430
CLS	234	182	230	147
WEG	175	101	175	296
Total	$971	$707	$948	$873

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

Derivatives are valued using quoted market prices for identical instruments when available or observable inputs from forward and futures yield curves. The valuation models use required observable inputs including contractual terms, market process, yield curves, credit curves and measures of volatility. Our derivatives are classified as Level 2. The counterparty to our derivative transaction is a regulated bank. Management has determined that the counterparty credit risk associated with its derivative transaction is not significant. Accordingly, the recorded fair value has not been adjusted to reflect counterparty risk.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31 (in thousands):

	2025	2024
Computer hardware	$2,714	$2,652
Office furniture and equipment	971	971
Leasehold improvements	41	41
	3,726	3,664

Less: accumulated depreciation and amortization	(3,384)	(3,065)
Property and equipment, net	$342	$599

Depreciation and amortization expense related to property and equipment amounted to approximately $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

9.INTANGIBLE ASSETS

The components of intangible assets were as follows as of December 31, 2025 (in thousands):

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Trade name	10 years	$3,500	$2,829	$671

The components of intangible assets were as follows as of December 31, 2024 (in thousands):

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Trade name	10 years	$3,500	$2,479	$1,021

Amortization expense related to intangible assets amounted to approximately $0.6 million for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

2026	$350
2027	321
$671

10.DEBT

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (x) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of December 31, 2025 and December 31, 2024, the outstanding balance under the Term Loan was $17.7 million and $19.6 million, net of unamortized debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of December 31, 2025 and 2024, there were no amounts outstanding under the Non-Revolving Loan or Letter of Credit. Subsequent to December 31, 2025, the Company entered into two Letters of Credit in the amounts of approximately $0.05 million. These Letters of Credit were issued to support two office leases. The Letters of Credit are due on demand and carry an interest rate at the same rate as the Term Loan as outlined below.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of December 31, 2025 and 2024, the effective interest rate was 7.9% and 8.3%, respectively.

10.DEBT (continued)

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

As of December 31, 2025, the interest rate swap liability had a fair value of $0.2 million and is included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in other comprehensive income (loss) (“OCI”) and included on the consolidated statements of other comprehensive income (loss).The Term Loan was used by BMS to refinance Existing Credit Facilities (as defined in the Credit Agreement) and the Non-Revolving Loans must be used solely to reimburse the Lender with respect to any Letters of Credit issued to BMS.

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

The minimum calendar maturities of the Term Loan as of December 31, 2025, are as follows (in thousands):

2026	2,030
2027	3,045
2028	3,045
2029	10,149
$18,269

11.PROMISSORY NOTES – AFFILIATES

On November 30, 2017, WMS issued subordinated promissory notes in the aggregate principal amount of approximately $3.6 million to certain sellers in connection with the acquisition of the PKSH Entities. These notes had a maturity date of May 17, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were restructured.

Additionally, in connection with the acquisition of the PKSH Entities, the Company agreed to pay contingent consideration in the amount of $5.0 million to certain sellers. The conditions related to this contingency were met on November 30, 2018, and thus the notes have been issued to the sellers. These subordinated promissory notes had a maturity date of May 30, 2023, and accrued interest at a rate of 10% annually. The interest on these notes continued to accrue until such time as these notes were restructured.

In connection with the closing of the Business Combination, the Company paid approximately $3.5 million on these notes. In addition to the paydown, the noteholders agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate, which remain outstanding as of December 31, 2025 and 2024. The terms of these new promissory notes provide for maturity on May 15, 2027, and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest was approximately $0.5 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

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

The components of lease cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Operating lease cost	$1,097	$1,112
Variable lease cost	44	38
Total lease cost	$1,141	$1,150

Total lease cost is included in rent and occupancy on the consolidated statements of operations.

Amounts reported in the consolidated statements of financial condition as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating lease ROU assets	$3,097	$3,730
Operating lease liabilities	$3,221	$3,820

Other supplemental information related to leases as of December 31, 2025 and 2024 are as follows:

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating leases	$599	$464

Weighted-average remaining lease term as of December 31, 2025 and 2024:

	2025	2024
Operating leases	4.7 years	5.7 years

Weighted-average discount rate as of December 31, 2025 and 2024:

	2025	2024
Operating leases	5.5%	5.5%

12.LEASES (continued)

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$767
2027	731
2028	731
2029	731
2030	670
3,630
Less: Imputed interest	409
Lease liability	$3,221

Subsequent to December 31, 2025, on February 4, 2026, WEG entered into an a first amendment for their existing office space to extend the lease from May 1, 2026 through August 1, 2029. Additionally, on January 7, 2026, the Company entered into a lease for office space with a term beginning in February 2026 through June 2029. Future minimum payments on these leases are as follows:

2026	$169
2027	187
2028	190
2029	102
Total	$648

13.SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the amount of $0.2 million and paid an in-kind dividend in the amount of $0.2 million. As of December 31, 2024, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million. For the years ended December 31, 2025 and 2024, the Company paid dividends under the Series A Stock in the amount of approximately $1.4 million and $1.1 million, respectively.

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

13.SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

Holdings, at its option, may redeem the Series A Stock on any anniversary of the Funding date up to and including the fourth anniversary of the Funding date at the following redemption prices:

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

14.SERIES B CONVERTIBLE PREFERRED STOCK

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of nine percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of December 31, 2025 and 2024, included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statements of financial condition, is an accrued dividend in the amount $0.03 and $0.03, respectively, that was paid subsequent to December 31, 2025 and 2024. For the year ended December 31, 2025 and 2024 total dividends related to the Holdings Series B Stock amounted to approximately $0.1 million and $0.03 million, respectively.

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

15.SHARE-BASED COMPENSATION

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

Stock Options

The following table summarizes the Company’s stock option activity as of and for the year ended December 31, 2025:

Number
of Shares
Outstanding - January 1, 2025	—
Granted	872,500
Exercised	—
Forfeited and Expired	—
Outstanding - December 31, 2025	872,500
Exercisable	472,222
Exercisable and expected to vest December 31, 2025	472,222

The following table summarizes information about the outstanding options as of December 31, 2025:

		Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares	Price	Life (Years)	Shares	Price
$2.04	872,500	$2.04	2.02	472,222	$2.04

15.SHARE-BASED COMPENSATION (continued)

Restricted Stock and Stock Units

The following summarizes the Company’s activity in its restricted stock awards and stock units as of and for the year ended December 31, 2025:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding - January 1, 2025	—	$—	—	$—
Granted	112,843	2.01	500,000	2.04
Vested	112,843	2.01	—	—
Forfeited	—		—	—
Outstanding - December 31, 2025	112,843	2.01	500,000	2.04
Expected to vest - December 31, 2025	112,843	$2.01	—	$—

The Company grants restricted stock awards and restricted stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $0.5 million and $0.2 million of share-based compensation expense related to the vesting of the restricted stock awards and stock options during the year ended December 31, 2025. As of December 31, 2025, total unrecognized cost for restricted stock units and stock options was $1.1 million, which is expected to be recognized over the remaining period of 1.64 years.

16.WARRANTS

The following table summarizes the warrants outstanding as of December 31, 2025 and 2024:

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

The Warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At December 31, 2025 and December 31, 2024, the fair value of the warrant liabilities is approximately $2.3 million and $1.0 million, respectively, and is included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated statement of financial condition as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, included in other expenses on the consolidated statement of operations is unrealized (loss)/gain on the warrants in the amount of approximately $(1.3) million and $0.6 million, respectively.

17.INCOME TAXES

The income tax provision (benefit) for the years ended December 31, consisted of the following:

	2025	2024
Federal:
Current	$1,036	$584
Deferred	(723)	623

State and local:
Current	174	224
Deferred	(184)	(16)
Income tax provision	$303	$1,415

The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates for the year ended December 31, 2025:

	Amount	%
U.S. federal statutory rate	598	21.0%
State income taxes, net of federal benefit[1]	(47)	(1.6)%
Non-deductible meals and entertainment	43	1.5%
Gain/(loss) on the fair value of warrants	272	9.6%
Section 831 (B)(2) election	15	0.5%
Deferred adjustments	(84)	(3.0)%
Change in valuation allowance	(448)	(15.8)%
Other adjustments	(46)	(1.6)%

Effective rate	303	10.6%

1 The state and local income tax effect reflects an overall net state income tax benefit for the year, with more than 90% attributable to NY. The state income tax benefit was partially offset by state income tax expense, with CA, IL, NJ and TX representing more than 85% of the offsetting income tax expense.

The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates for the year ended December 31, 2024:

	Amount	%
U.S. federal statutory rate	(659)	21.0%
State income taxes, net of federal benefit	161	(5.1)%
Non-deductible meals and entertainment	33	(1.1)%
Non-deductible transaction costs	148	(4.7)%
Gain/(loss) on the fair value of warrants	(129)	4.1%
Section 831 (B)(2) election	84	(2.7)%
Deferred adjustments	990	(31.5)%
Change in valuation allowance	3	(0.1)%
Non-taxable pass through entities	569	(18.1)%
Net operating loss true-up	216	(6.9)%

Effective rate	1,415	(45.1)%

17.INCOME TAXES (continued)

Deferred Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, and net operating loss carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

	2025	2024
Deferred tax assets/(liabilities):
Property, and equipment, net	$(54)	$(116)
Intangibles, net	307	246
IRC 163(j) interest limitation, carryover	281	340
Net operating loss	322	281
Share based compensation	127	—
Accrued compensation	353	—
Derivatives and hedging activities – other comprehensive income (loss)	39	—
Other	(69)	138
Total	1,306	889
Valuation Allowance	—	(529)
Net deferred tax asset	$1,306	$360

As of December 31, 2025 and 204, the net deferred tax asset is included in other assets on the accompanying consolidated statements of financial condition.

Net Operating Losses

At December 31, 2025, the Company and its subsidiaries had federal and state net operating loss carry forwards of approximately $1.1 million and $0.6 million, respectively. At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $1.0 million and $1.8 million, respectively. These carry forward losses are available to offset future U.S. federal and state taxable income and are not subject to IRC Section 382 limitations. All federal net operating losses being carried forward were incurred in tax years beginning after December 31, 2017, and therefore will carry forward indefinitely. The state net operating losses will start to expire December 31, 2038.

Valuation Allowance

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance and has concluded that no valuation allowance is warranted as of December 31, 2025. As of December 31, 2024 the valuation allowance amounted to $529.

17.INCOME TAXES (continued)

Unrecognized Tax Benefits

Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 and the Company does not anticipate any material changes over the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and other expense, respectively. There were no amounts accrued for interest or penalties on unrecognized tax benefits for the years ended December 31, 2025 and 2024. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions and is subject to examination by various taxing authorities. The tax years of 2022 to 2024 remain open to examination in the federal jurisdiction. The tax years of 2021 to 2024 remain open to examination in the state jurisdiction. The Company is not currently under examination for any tax years.

18.NET INCOME (LOSS) PER SHARE

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

The computation of loss per share and weighted average of the Company’s common stock outstanding for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Net income (loss)	$2,308	$(5,292)
Series A preferred dividends	1,445	1,094
Series B preferred dividends	106	31
Net income (loss) available to common shareholders	757	(6,417)
Shares for basic and diluted calculation
Average shares used in basic computation	16,657	16,593
Dilutive effect of unvested stock units	318	—
Average shares used in diluted computation	16,975	16,593
Earnings (loss) per common share
Basic	$0.05	$(0.39)
Diluted	$0.04	$(0.39)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Warrants	15,148	15,148
Series A preferred stock	1,626	1,555
Series B preferred stock	150	150
Stock options	873	—
Unvested restricted stock units	182	—

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

19.COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

PKSI, a subsidiary of the Company, has responded to an informal inquiry from FINRA in connection with its accounting of a transaction that occurred during the year ending December 31, 2025. The accounting for the transaction in question has been accounted for in the accompanying consolidated financial statements. The Company believes, based upon current information, that the outcome of this inquiry will not have a material effect on our financial position, results of operations or cash flows.

19.COMMITMENTS AND CONTINGENCIES (continued)

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

The Company, through its clearing broker, seeks to control the risk associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. As of December 31, 2025 and 2024, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

20.RELATED-PARTY TRANSACTIONS

Certain of the Company’s subsidiaries earn revenue from various related parties controlled by individuals that are members or officers of the Company. Summarized activity and balance as of and for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Revenue		Due from/(Due to)
Subsidiary	2025	2024	2025	2024
CLS	$—	$1,000	$—	$(0.1)
Total	$—	$1,000	$—	$(0.1)

The revenue amounts and amounts due to and due from are included in commissions on the accompanying consolidated statements of operations and other assets on the consolidated statements of financial condition, respectively.

21.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,626,000 shares issued and outstanding as of December 31, 2025; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of December 31, 2025; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 16,716,000 shares issued and outstanding as of December 31, 2025.

22.RETIREMENT PLAN

The Company maintains a 401(k) retirement plan for the benefit of its employees. Prior to January 1, 2025, PKSI and WEG each maintained their own respective 401(k) retirement plans for its employees. Effective January 1, 2025, the WEG plan was merged into the PKSI plan, then the PKSI plan was renamed the Binah Management Services 401(k) Profit Sharing Plan (the “Plan”). Contributions to the Plan are limited to a maximum of 3.5% of employee compensation and are based upon employee contributions. Employees must be 21 years of age and employed for three months to participate. For the year ended December 31, 2025, BMS contributed approximately $0.6 million to the Plan. For the year ended December 31, 2024, the PKSI contribution to the plan amounted to approximately $0.4 million. For the year ended December 31, 2024, WEG contributed approximately $0.03 million to its plan.

23.NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. At December 31, 2025 and 2024, all broker-dealers had net capital in excess of the required minimums.

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

Management of the Company has determined that it has one reportable segment, given the common nature of the Company’s operations, products and services, and regulatory environment. The Company provides a platform of brokerage and investment advisory services to independent financial advisors and advisors at other financial services companies from which the Company derives its revenues and incurs expenses. See Note 5 – Revenue from Contracts with Customers.

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

26.SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued.