Form 10-Q
period 2026-06-30
Binah Capital Group, Inc.
filed 2026-08-13
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 13, 2026, there were 17,060,131 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

BINAH CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “seek,” or “should,” or the negative or plural of these words or similar expressions or variations are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include, but are not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission in the sections titled “Risk Factor Summary” and “Risk Factors” set forth in Part I, Item 1A thereof, as well as our other filings made from time to time with the U.S. Securities and Exchange Commission filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	June 30, 2026	December 31, 2025
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$10,909	$10,716
Receivables, net:
Commission receivable	10,901	10,441
Due from clearing broker	764	707
Other	1,199	1,261
Property and equipment, net	273	342
Right of use assets	3,308	3,097
Intangible assets, net	496	671
Goodwill	39,839	39,839
Other assets	3,494	3,141

TOTAL ASSETS	$71,183	$70,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,968	$13,103
Commissions payable	12,957	12,632
Operating lease liabilities	3,425	3,221
Notes payable, net of unamortized debt issuance costs of $517 and $590 as of June 30, 2026 and December 31, 2025, respectively	16,738	17,679
Promissory notes-affiliates	5,313	5,313

TOTAL LIABILITIES	50,401	51,948

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,662,000 and 1,626,000 shares outstanding at June 30, 2026 and December 31, 2025, respectively	16,038	15,668
Stockholders’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 17,060,131 and 16,716,000 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	23,465	23,709
Accumulated deficit	(20,258)	(22,496)
Accumulated other comprehensive income (loss)	37	(114)
Total Stockholders’ Equity and Mezzanine Equity	20,782	18,267

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$71,183	$70,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenue from Contracts with Customers:
Commissions	$38,060	$33,998	$77,815	$75,137
Advisory fees	7,354	6,627	14,660	13,542
Total Revenue from Contracts with Customers	45,414	40,625	92,475	88,679
Interest and other income	1,102	872	2,742	1,752

Total revenues	46,516	41,497	95,217	90,431

Expenses:
Commissions and fees	36,656	32,740	75,169	73,038
Employee compensation and benefits	4,715	4,926	9,641	9,277
Rent and occupancy	270	286	550	571
Professional fees	451	713	980	1,249
Technology fees	788	690	1,594	1,443
Interest	516	543	1,035	1,109
Depreciation and amortization	127	183	270	370
Other	2,569	1,977	2,897	2,480

Total expenses	46,093	42,058	92,137	89,537

Income (loss) before provision for income taxes	423	(561)	3,080	894

Provision for income taxes	86	93	842	516

Net income (loss)	$337	$(654)	$2,238	$378

Net income (loss) per share basic	$(0.00)	$(0.06)	$0.09	$(0.02)

Net income (loss) per share diluted	$(0.00)	$(0.06)	$0.08	$(0.02)

Weighted average shares outstanding basic	16,813	16,602	16,782	16,602

Weighted average shares outstanding diluted	17,060	16,602	17,031	16,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$337	$(654)	$2,238	$378
Other comprehensive income (loss)
Changes in fair value of interest rate swap	75	(152)	151	(152)
Total other comprehensive income (loss)	$75	$(152)	$151	$(152)
Comprehensive income (loss)	$412	$(806)	$2,389	$226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	For the three and six months ended June 30, 2026
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
							Additional		Other	Equity and
							Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss)	Equity

Balance January 1, 2026	1,626	$15,668	150	$1,500	16,716	—	$23,709	$(22,496)	(114)	$18,267
Issuance of Class A redeemable convertible preferred stock	18	183	—	—	—	—	—	—	—	183
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(366)	—	—	(366)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)
Share based compensation	—	—	—	—	95	—	384	—	—	384
Change in value of interest rate swap	—	—	—	—	—	—	—	—	76	76
Net income	—	—	—	—	—	—	—	1,901	—	1,901
Balance, March 31, 2026	1,644	15,851	150	1,500	16,811	—	23,701	(20,595)	(38)	20,419
Issuance of Class A redeemable convertible preferred stock	18	187	—	—	—	—	—	—	—	187
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(374)	—	—	(374)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)
Share based compensation	—	—	—	—	—	—	164	—	—	164
Vesting of restricted stock units	—	—	—	—	250	—	—	—	—	—
Change in value of interest rate swap	—	—	—	—	—	—	—	—	75	75
Net income	—	—	—	—	—	—	—	337	—	337
Balance, June 30, 2026	1,662	$16,038	150	$1,500	17,061	$—	$23,465	$(20,258)	$37	$20,782

	For the three and six months ended June 30, 2025
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
							Additional		Other	Equity and
							Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	—	$22,984	$(23,253)	—	$16,178
Issuance of Class A redeemable convertible preferred stock	17	174	—	—	—	—	—	—	—	174
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(351)	—	—	(351)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)
Net income	—	—	—	—	—	—	—	1,033	—	1,033
Balance, March 31, 2025	1,572	15,121	150	1,500	16,603	—	22,606	(22,220)	—	17,007
Issuance of Class A redeemable convertible preferred stock	18	179	—	—	—	—	—	—	—	179
Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(358)	—	—	(358)
Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)
Share based compensation	—	—	—	—	108	—	392	—	—	392
Change in value of interest rate swap	—	—	—	—	—	—	—	—	(152)	(152)
Net loss	—	—	—	—	—	—	—	(654)	—	(654)
Balance, June 30, 2025	1,590	$15,300	150	$1,500	16,711	$—	$22,613	$(22,874)	$(152)	$16,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$2,238	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	328
Deferred income taxes	(41)	(78)
Amortization of debt issuance costs	74	74
Non-cash lease expense	15	313
Share-based compensation	548	392
Changes in operating assets and liabilities:
Due from clearing broker	(57)	(65)
Commissions receivable	(460)	(409)
Other receivables	62	(163)
Other assets	(317)	(1,349)
Accounts payable and accrued expenses	(979)	1,746
Commissions payable	325	241
Operating lease liabilities	(22)	(292)
Net Cash Provided By Operating Activities	1,656	1,116

Cash Flows From Investing Activities
Purchases of property and equipment	(26)	(8)
Net Cash Used In Investing Activities	(26)	(8)

Cash Flows From Financing Activities
Repayments - note payable	(1,015)	(1,015)
Dividend Series A - redeemable convertible preferred stock	(370)	(356)
Dividend Series B - redeemable convertible preferred stock	(52)	(54)
Net Cash Used In Financing Activities	(1,437)	(1,425)

Net Change in Cash, Cash Equivalents and Restricted Cash	193	(317)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$10,716	$8,486

Cash, Cash Equivalents and Restricted Cash - End of Period	$10,909	$8,170

Cash Paid During the Period for:
Interest	$963	$1,087
Income taxes	$570	$—

Supplemental Disclosure of Non-Cash Financing Activities
For the periods ended June 30, 2026 and 2025, the Company paid in-kind dividends to the Series A Redeemable Convertible Preferred Stockholder in the amount of $370 and $353, respectively.

Supplemental Disclosure of Cash Flow Information
Right of use asset in exchange for operating lease liability	$226	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Binah Capital through its wholly-owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) maintains offices in Albany, New York, and branch offices throughout the United States of America, and includes the following entities (collectively, the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (dba, Binah Capital Insurance, “PKSF” or “BCI”), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under BMS.
●	Cabot Lodge Securities LLC maintains offices and branch offices throughout the United States of America and includes the following entities (collectively, the “Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware Limited Liability Company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia Limited Liability Company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners LLC ( dba, Binah Financial Partners “WFP” or “BFP”) (f/k/a CL General Agency), a Delaware limited liability company, is an insurance entity providing financial services to clients.
●	PKS Securities Inc. (“PKSS”, f/k/a as Michigan Securities, Inc., d/b/a Broadstone Securities, Inc.) maintains offices in Albany, New York and includes the following entities (collectively, the “PKSS Entities”):
o	PKSS, incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the State of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.
●	During the current period, the Company entered into a Unit Purchase Agreement whereby the Company obtained a sixty percent (60%) controlling interest in World Fund Manager, LLC. World Fund Manager, LLC, a Delaware limited liability company, serves as the Manager of Midway Venture Partners, LLC (“MVP”). MVP is a fund whose primary objective is to make pre-IPO investments or growth equity investments, directly or indirectly, in well-positioned specific developmental-stage or later-stage private companies.

1.	ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025. The unaudited condensed consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026. The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Binah Capital and its majority and wholly owned subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of June 30, 2026 and December 31, 2025, restricted cash amounted to $0.5 million and $1.0 million, respectively.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of June 30, 2026, December 31, 2025, and January 1, 2025 in the amount of $0.7 million.

Goodwill and Other Intangible Assets

Goodwill is tested annually, as of December 31st of each year, for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the three and six months ended June 30, 2026 and 2025.

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

There was no impairment of intangible assets recognized for the three and six months ended June 30, 2026 and 2025.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740. Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheet in accordance with ASC 740, which established financial accounting and reporting standards for the effects of income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates deferred tax assets and net operating loss carryforwards to determine their recoverability based primarily on the Company’s ability to generate future taxable income. A valuation allowance may be established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations and comprehensive income (loss).

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The ASU should be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

There was no new accounting pronouncements adopted during the three and six months ended June 30, 2026 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

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

The following table presents total revenue from contracts with customers disaggregated by investment product for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue From Contracts With Customers	2026	2025	2026	2025
Variable annuities and other insurance commissions	$26,732	$24,575	$54,988	$50,653
Mutual fund commissions	6,749	5,914	13,319	11,535
Securities commissions	2,967	2,571	6,754	6,017
Alternative investments	1,612	938	2,754	6,932
Advisory fees	7,354	6,627	14,660	13,542
Total Revenue From Contracts With Customers	$45,414	$40,625	$92,475	$88,679

The following tables presents sales-based and trailing revenues disaggregated by product category for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales-based (Point in time)	2026	2025	2026	2025
Variable annuities and other insurance commissions	$11,213	$10,523	$22,665	$20,435
Mutual fund commissions	1,472	854	2,932	2,065
Securities commissions	2,967	2,571	6,754	6,017
Alternative investments	1,518	921	2,583	6,762
Total Sales Based Revenues	$17,170	$14,869	$34,934	$35,279

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trailing (Over time)	2026	2025	2026	2025
Variable annuities and other insurance commissions	$15,519	$14,052	$32,323	$30,218
Mutual fund commissions	5,277	5,060	10,387	9,471
Advisory fees	7,354	6,627	14,660	13,542
Alternative investments	94	17	171	170
Total Trailing Revenues	28,244	25,756	57,541	53,400
Total Revenue From Contracts With Customers	$45,414	$40,625	$92,475	$88,679

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of June 30, 2026 and December 31, 2025, the Company had receivables from contracts with customers totaling approximately $11.7 million and $11.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $10.1 million as of January 1, 2025. As of June 30, 2026 and December 31, 2025, the Company had no liabilities from contracts with customers.

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

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Term Loan was $16.7 million and $17.7 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of June 30, 2026 and December 31, 2025, the amounts outstanding under the Non-Revolving Loan or Letter of Credit was $0.05 million and $0.00 million, respectively. The Letters of Credit were issued to support two office leases. The Letters of Credit are due on demand and carry an interest rate at the same rate as the Term Loan as outlined below.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of June 30, 2026 and December 31, 2025, the effective interest rate was approximately 7.5% and 7.9%, respectively.

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

As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value liability of $0.01 million and $0.2 million, respectively and is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”) and included on the condensed consolidated statements of other comprehensive income (loss).

The Credit Agreement also includes customary covenants for a transaction of this type, including financial covenants whereby BMS and its subsidiaries on a consolidated basis may not have, as of the last day of each fiscal quarter, commencing with fiscal quarter ending on March 31, 2025, (i) a fixed charge coverage ratio as of the last day of the fiscal quarter for the twelve (12) month period then ended of not less than 1.20 to 1.00; (ii) a senior net leverage ratio as of the last day of such Fiscal Quarter for the twelve (12) month period then ended, of (A) for the fiscal quarter ended March 31, 2025 and each fiscal quarter through and including September 30, 2025, not more than 3.00 to 1.00; and (B) for the fiscal quarter ended December 31, 2025 and each fiscal quarter ending thereafter, not more than 2.75 to 1.00; or (iii) an annualized revenue received from custodians of at least $18.0 million.

The minimum calendar maturities of the Term Loan as of June 30, 2026, are as follows (in thousands):

2026	$1,015
2027	3,045
2028	3,045
2029	10,150
$17,255

6.	PROMISSORY NOTES – AFFILIATES

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

In connection with the restructuring of these notes, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of June 30, 2026 and December 31, 2025 are $5.3 million. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.3 million for the three and six months ended June 30, 2026 and 2025.

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of June 30, 2026 and December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million.

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

On September 4, 2024, the Company entered into a Subscription Agreement with an investor for the purchase of 150,000 shares of Holdings’ Series B Convertible Preferred Stock, par value $0.0001 (the “Holdings Series B Stock”) in a private placement at $10.00 per share, for an aggregate purchase price of $1.5 million. The Holdings Series B Stock may be converted into shares of Holdings Common Stock, at the option of the investor at a rate equal to the quotient of (i) $10.00 divided, by (ii) the product of (A).80 multiplied by, (B) the volume weighted average price for the 20 trading days during the 30-day period immediately prior to such conversion, provided that in no event shall the denominator be less than $6.00 per share (the “Conversion Rate”).

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of seven percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of June 30, 2026 and December 31, 2025, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequently.

The Company may, at its option, in whole, or part, redeem the Holdings Series B Stock any time after the first anniversary of the date of the Subscription Agreement at a redemption price equal to the greater of (i) $12.00 per share of Holdings Series B Stock, plus accrued but unpaid dividends or (A) 1.20 multiplied by (B) the volume weighted average price for 20 trading days during the 30-day period immediately prior to the redemption; provided that such price shall not be greater than $20.00.

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

Stock Options

The following table summarizes the Company’s stock option activity as of and for the six months ended June 30, 2026:

Number
of Shares
Outstanding - January 1, 2026	872,500
Granted	—
Exercised	—
Forfeited and Expired	—
Outstanding - June 30, 2026	872,500
Exercisable	566,667
Exercisable and expected to vest June 30, 2026	566,667

9.	SHARE-BASED COMPENSATION (continued)

The following table summarizes information about the outstanding options as of June 30, 2026:

		Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares Outstanding	Price	Life (Years)	Shares Exercisable	Price
$2.04	872,500	$2.04	1.4	566,667	$2.04

Restricted Stock and Stock Units

The following summarizes the Company’s activity in its restricted stock awards and stock units as of and for the six months ended June 30, 2026:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding and unvested - January 1, 2026	112,843	$2.01	500,000	$2.04
Granted	94,828	$2.32	—	$
Vested	94,828	$2.32	250,000	$2.04
Forfeited	—		—	$—
Outstanding and unvested - June 30, 2026	207,671	$2.15	250,000	$2.04
Expected to vest - June 30, 2026	207,671	$2.15	250,000	$2.04

The Company grants restricted stock awards and restricted stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $0.2 million and $0.5 million of share-based compensation expense related to the vesting of the restricted stock awards and stock options during the three and six months ended June 30, 2026. As of June 30, 2026, total unrecognized cost for restricted stock units and stock options was $0.7 million, which is expected to be recognized over the remaining period of 1.1 years.

10.	WARRANTS

The following table summarizes the warrants outstanding as of June 30, 2026 and December 31, 2025:

Class of Warrants	Number Outstanding
Warrants	15,147,958

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

The warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At June 30, 2026 and December 31, 2025, the fair value of the warrant liabilities is approximately $2.3 million and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition. For the three and six months ended June 30, 2026 included in other expenses on the condensed consolidated statements of operations is an unrealized loss on the warrants in the amount of approximately $0.8 million and $0.03 million, respectively. For the three and six months ended June 30, 2025, included in other expenses on the condensed consolidated statements of operations is an unrealized loss of $0.1 million and $0.3 million, respectively.

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

The effective tax rate was approximately 20% and 27% for the three and six months ended June 30, 2026. The effective income tax rate was approximately (17)% and 58% for the three and six months ended June 30, 2025. The effective rates differed from the statutory rate primarily due to state taxes, warrant revaluations, and other permanent differences.

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

The computation of income per share and weighted average of the Company’s common stock outstanding for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income (loss)	$337	$(654)	$2,238	$378
Series A preferred dividends	374	358	740	709
Series B preferred dividends	26	27	52	54
Net income (loss) available to common shareholders	(63)	(1,039)	1,446	(385)
Shares for basic and diluted calculation
Average shares used in basic computation	16,813	16,602	16,782	16,602
Dilutive effect of unvested stock units	247	—	249	—
Average shares used in diluted computation	17,060	16,602	17,031	16,602
Earnings (loss) per common share
Basic	$(0.00)	$(0.06)	$0.09	$(0.02)
Diluted	$(0.00)	$(0.06)	$0.08	$(0.02)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Warrants	15,148	15,148	15,148	15,148
Series A preferred stock	1,662	1,590	1,662	1,590
Series B preferred stock	150	150	150	150
Stock options	873	873	873	873

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

As of June 30, 2026 and December 31, 2025, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

14.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,662,000 shares issued and outstanding as of June 30, 2026; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of June 30, 2026; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 17,060,131 shares issued and outstanding as of June 30, 2026.

15.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of June 30, 2026 and December 31, 2025, all broker-dealers had net capital in excess of the required minimums.

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

Effective with the consummation of the Business Combination, the Board confirmed Craig Gould as Chief Executive Officer (“CEO”) and David Shane as Chief Financial Officer (“CFO”). The Company has concluded that its Chief Operating Decision Maker (“CODM”) of the group includes the CEO and CFO of the Company.

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

CODM regularly reviews net income (loss) before the provision or benefit for income taxes as presented in the Company’s condensed consolidated statements of operations for purposes of assessing performance and making decisions regarding the allocation of resources. Expenses regularly reviewed by the CODM include those line items reported on the Company’s condensed consolidated statements of operations, the most significant of which includes commissions and fees, employee compensation and benefits and professional fees. See the condensed consolidated statements of operations and Note 2 – Summary of Significant Accounts Policies for additional information about these line items and the related accounting policies.

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any reference to “Binah Capital Group, Inc.” or the “Company,” “we,” “our” or “us” refers to Binah Capital Group, Inc. and our consolidated subsidiaries, unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the “Cautionary Note Regarding Forward Looking Statements.” Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Executive Summary

Financial Highlights

Results for the three and six-month period ended June 30, 2026 included net income of approximately $0.3 million and $2.2 million and total revenue of approximately $46.5 million and $95.2 million, respectively, which compares to a net income (loss) and total revenue of $(0.7) million and $0.4 million and approximately $41.5 million and $90.4 million, respectively, for the three and six-month period ended June 30, 2025.

Asset Trends

Total advisory and brokerage assets served were $31.6 billion at June 30, 2026, compared to $27.8 billion at June 30, 2025. Total net new assets were $(2.2) billion and $(1.7) billion for the three and six-month period ended June 30, 2026, respectively, compared to $(0.9) billion and $(1.1) billion for the same period in 2025.

Net new advisory assets were $(0.1) billion and $0.0 billion for the three-month and six-month period ended June 30, 2026 compared to $(0.1) billion and $0.0 billion for the same period in 2025. Advisory assets were $3.3 billion at June 30, 2026, which is an increase of 20.5% as compared to $2.7 billion at June 30, 2025.

Net new brokerage assets were $(2.1) billion and $(1.7) for the three and six-month period ended June 30, 2026, compared to $(0.8) billion and $(1.1) billion for the same period in 2025. Brokerage assets were $28.3 billion at June 30, 2026, up 12.7% from $25.1 billion at June 30, 2025.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $9.8 million and $20.0 million for the three-month and six-month period ended June 30, 2026, an increase of 12.6% and 15.3% from $8.8 million and $17.4 million for the same period in 2025. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

Operating Metric (dollars in billions)	As of June 30,
Advisory and Brokerage Assets	2026	2025
Brokerage assets	$28.3	$25.1
Advisory assets	3.3	2.7
Total Advisory and Brokerage Assets	$31.6	$27.8

	Three Months Ended June 30,		Six Months Ended June 30,
Net New Assets	2026	2025	2026	2025
Net new brokerage assets	$(2.1)	$(0.8)	$(1.7)	$(1.1)
Net new advisory assets	(0.1)	(0.1)	0.0	(0.0)
Total Net New Assets	$(2.2)	$(0.9)	$(1.7)	$(1.1)

	For the three months ended June 30,		For the six months ended June 30,
Financial Metrics (dollars in millions)	2026	2025	2026	2025
Total revenue	$46.5	$41.5	$95.2	$90.4
Net income	$0.3	$(0.7)	$2.2	$0.4
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$9.8	$8.8	$20.0	$17.4
EBITDA(2)	$1.0	$0.1	$4.3	$2.4
Adjusted EBITDA	$1.2	$0.9	$4.8	$3.2
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

	For the three months ended June 30,		For the six months ended June 30,
Gross Profit	2026	2025	2026	2025
Total revenue	$46.5	$41.5	$95.2	$90.4
Commission and fees	36.7	32.7	75.2	73.0
Gross Profit	$9.8	$8.8	$20.0	$17.4
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

	For the three months ended June 30,		For the six months ended June 30,
EBITDA Reconciliation	2026	2025	2026	2025
Net income	$0.3	$(0.7)	$2.2	$0.4
Interest expense	0.5	0.5	1.0	1.1
Provision for income taxes	0.1	0.1	0.8	0.5
Depreciation and amortization	0.1	0.2	0.3	0.4
EBITDA	1.0	0.1	4.3	2.4
Share-based compensation	0.2	0.8	0.5	0.8
Adjusted EBITDA	$1.2	$0.9	$4.8	$3.2

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve Board policy. During the June 2026 meeting, Federal Reserve Board policymakers held interest rates steady keeping to a target range for the federal funds rate in the 3.5% to 3.75% range. The equity markets increased during the second quarter of 2026 resulting in the S&P 500 increasing 15.2%.

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

Results of Operations

The following presents an analysis of our results of operations for the three and six month periods ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$38,060	$33,998	11.9%	$77,815	$75,137	3.6%
Advisory Fees	7,354	6,627	11.0%	14,660	13,542	8.3%
Total Revenue from Contracts with Customers	45,414	40,625	11.8%	92,475	88,679
Interest and other income	1,102	872	26.4%	2,742	1,752	56.5%
Total revenues	$46,516	$41,497	12.1%	$95,217	$90,431	5.3%

	For the three months ended June 30,			For the six months ended June 30,
Expenses:	2026	2025	% Change	2026	2025	% Change
Commissions and fees	$36,656	$32,740	12.0%	$75,169	$73,038	2.9%
Employee compensation and benefits	4,715	4,926	(4.3)%	9,641	9,277	3.9%
Rent and occupancy	270	286	(5.4)%	550	571	(3.7)%
Professional fees	451	713	36.7%	980	1,249	(21.5)%
Technology fees	788	690	14.3%	1,594	1,443	10.0%
Interest	516	543	(5.0)%	1,035	1,109	(6.7)%
Depreciation and amortization	127	183	(30.6)%	270	370	(27.0)%
Other	2,569	1,977	29.9%	2,897	2,480	16.8%

Total expenses	46,093	42,058	9.6%	92,137	89,537	2.9%

Income (loss) before provision for income taxes	423	(561)	175.4%	3,080	894	244.6%

Provision for income taxes	86	93	(7.6)%	842	516	63.2%

Net income (loss)	$337	$(654)	151.5%	$2,338	$378	492.3%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 3 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and six month periods ended June 30, 2026, and 2025 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales-based	$17,170	$14,869	2,300	15.5%	$34,934	$35,279	$(343)	(1.0)%
Trailing	20,890	19,129	1,761	9.2%	42,880	39,858	$3,022	7.6%
Total commission revenue	$38,060	$33,998	4,061	11.9%	$77,814	$75,137	$2,681	3.6%

Sales-based revenue increased by approximately $2.3 million and decreased by approximately $0.3 million or 15.0% and (1.0)% for the three-month and six-month period ended June 30, 2026, as compared to 2025. Trailing based revenue increased by approximately $1.7 million and $3.0 million or 9.0% and 7.6% for the three-month and six-month period ended June 30, 2026, as compared to 2025. The increase in sales-based revenue for the three-month period ended June 30, 2026 is primarily related to an increase in the sales of insurance products and the slight decrease for the six-month period ended June 30, 2026 as compared to 2025 is attributable to a decrease in investment banking revenue from the prior year, which is primarily offset by the increase in the sales of insurance based products. The increase in the trailing-based revenues is due to the increase in trail-based assets resulting from positive market volatility and positive net asset flows. Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets for the three-month and six-month periods ended June 30, 2026 and 2025 (in billions):

	As of June 30,
	2026	2025
Brokerage Assets	$28.3	$25.1

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of June 30,
	2026	2025
Trail-Eligible Assets	$22.1	$18.1

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	For the three months ended June 30,		For the six months ended June 30,
Net Flows-Brokerage Assets	2026	2025	2026	2025
Balance – beginning of period	$26.2	$23.2	$27.0	$24.5
Net new brokerage assets(1)	$(2.1)	$(0.8)	(1.7)	(1.1)
Market impact(2)	$4.2	$2.7	3.0	1.7
Balance – End of period	$28.3	$25.1	$28.3	$25.1
(1)	Net new brokerage assets consist of total client deposits, less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 11.0% and 8.3% for the three and six-month period ended June 30, 2026, as compared to the same period in June 30, 2025, due to positive returns in the market for the year ended December 31, 2025. Substantially all of our advisory fees are billed quarterly in advance and therefore the pricing of those assets were based on the results of the market as of December 31, 2025, which was an increase over the same period for the prior year.

The following tables summarizes the advisory assets as of June 30, 2026 and 2025 (in billions):

	As of June 30,
	2026	2025
Advisory Assets	$3.3	$2.7

The following table summarizes activity impacting advisory assets for the periods ended June 30, 2026 and 2025 (in billions):

	For the three months ended June 30,		For the six months ended June 30,
Net Flows-Advisory Assets	2026	2025	2026	2025
Balance – beginning of period	$2.8	$2.5	$2.9	$2.5
Net new advisory assets(1)	$(0.1)	$(0.1)	$0.0	$0.0
Market impact(2)	$0.6	$0.3	$0.4	$0.2
Balance – End of period	$3.3	$2.7	$3.3	$2.7
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Interest and other income remained relatively stable during the three-month period ended June 30, 2026 as compared to same period in the prior year, increasing $0.1 million. The increase in interest and other income for the six-month period ended June 30, 2026, compared to 2025 is related to a gain contingency that was realized during the first quarter of 2026 in the amount of $0.7 million.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended June 30,
	2026	2025	Change
Payout range	80.71%	80.59%	0.12%
	For the six months ended June 30,
	2026	2025	Change
Payout range	81.29%	82.36%	(1.08)%

For the three-month period ended June 30, 2026 the payout rate remained consistent, increasing by approximately 0.1%. For the six-month period ended June 30, 2026, the payout rate decreased by approximately 1.1% which is directly related to the investment banking revenue that was earned during the period ended June 30, 2025 that included a commission pay-out percentage of 90% to the advisors associated with such revenue.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits has remained stable during the three and six month periods ended June 30, 2026 decreasing by approximately $0.2 million for the three months ended June 30, 2026 and increasing by approximately $0.4 million for the six months ended June 30, 2026 as compared to June 30, 2025.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three and six-month periods ended June 30, 2026 as compared to June 30, 2025.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three and six-month period ended June 30, 2026 as compared to same period in 2025 decreased by approximately $0.2 million representing the stabilization of the professional fees associated with operating as a public company.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees increased by $0.1 million for the three and six-month period ended June 30, 2026, as compared to the same period in 2025.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.03 million and $0.07 million for the three and six-month period ended June 30, 2026, as compared to the same period in 2025 resulting from the decrease in the interest rate associated with our senior credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses.

Provision for Income Taxes

Our effective income tax rate was approximately 20% for the three-month period ended June 30, 2026 and 27% for the six-month period ended June 30, 2026 as compared to (17)% and 58% for the same periods in 2025. The change in our effective tax rate was related to the increase in net income generated for the three-month period ended June 30, 2026 and changes in state taxes, warrant revaluations, and other permanent differences for the six-month period ended June 30, 2026.

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

Sources of Liquidity

As of June 30, 2026, we had $16.7 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Term Loan was $16.7 million and $17.7 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of June 30, 2026 and December 31, 2025, the amounts outstanding under the Non-Revolving Loan or Letter of Credit was $0.05 million and $0.00 million, respectively. The Letters of Credit were issued to support two office leases. The Letters of Credit are due on demand and carry an interest rate at the same rate as the Term Loan as outlined below.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of June 30, 2026 and December 31, 2025, the effective interest rate was approximately 7.5% and 7.9%, respectively.

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

As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value liability of $0.07 and $0.2 million, respectively and is included in accounts payable, accrued expenses and other liabilities on the consolidated statement of financial conditions. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”) and included on the Condensed Consolidated Statement of Other Comprehensive Income (Loss).

The Credit Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by BMS and restricting BMS’s ability to make certain loans and investments. Additionally, BMS is subject to financial covenants whereby BMS and its subsidiaries on a consolidated basis may not have, as of the last day of each fiscal quarter, which commenced with its fiscal quarter ended on March 31, 2025, (i) a fixed charge coverage ratio as of the last day of the fiscal quarter for the twelve (12) month period then ended of not less than 1.20 to 1.00; (ii) a senior net leverage ratio as of the last day of such fiscal quarter for the twelve (12) month period then ended, of (A) for the fiscal quarter ended March 31, 2025 and each fiscal quarter through and including September 30, 2025, not more than 3.00 to 1.00; and (B) for the fiscal quarter ended December 31, 2025 and each fiscal quarter ending thereafter, not more than 2.75 to 1.00; or (iii) an annualized revenue received from custodians of at least $18.0 million.

Also, in accordance with the Credit Agreement, BMS deposited $1.0 million into an A/P Reserve Account and is classified as restricted cash. During the period ended June 30, 2026, $0.5 million was released from the A/P Reserve Account and accordingly the balance of the A/P Reserve Account as of June 30, 2026 is $0.5 million.

The minimum calendar maturities of the Term Loan as of June 30, 2026, are as follows (in thousands):

2026	$1,015
2027	3,045
2028	3,045
2029	10,150
$17,255

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

As of June 30, 2026 and December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million.

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

Additionally, the Series B Stock carries a cumulative dividend at a rate of seven percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of June 30, 2026 and December 31, 2025, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequently to June 30, 2026 and December 31, 2025.

The Company may, at its option, in whole, or part, redeem the Holdings Series B Stock any time after the first anniversary of the date of the Subscription Agreement at a redemption price equal to the greater of (i) $12.00 per share of Holdings Series B Stock, plus accrued but unpaid dividends or (A) 1.20 multiplied by (B) the volume weighted average price for 20 trading days during the 30-day period immediately prior to the redemption; provided that such price shall not be greater than $20.00.

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

In connection with the restructuring of these notes, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of June 30, 2026 and December 31, 2025 was $5.3 million. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 million for the three months ended June 30, 2026 and 2025 and $0.3 million for the six months ended June 30, 2026 and 2025.

Cash Flows

The following table sets forth a summary of cash flows for the six-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30
(in thousands)	2026	2025
Net cash provided by operating activities	$1,656	$1,116
Net cash used in investing activities	(26)	(8)
Net cash used in financing activities	(1,437)	(1,425)
Net change in cash flows	$193	$(317)

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.7 million for the six-month period ended June 30, 2026, compared to net cash provided by operating activities of $1.1 million for the six-month period ended June 30, 2025, representing an increase of approximately $0.5 million or 46.5%. The increase was primarily attributable to the increase in share-based compensation of $0.2 million and an increase in net income of approximately $1.8 million offset by a decrease in accounts payable, accrued expenses and other liabilities of approximately $2.8 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $0.01 million for the six-month period ended June 30, 2026, compared with the $0.01 million for the six-month period ended June 30, 2025.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $1.4 million for the six-month periods ended June 30, 2026 and 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2026:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$17,255	$1,015	$6,090	$10,150	$—
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,275	936	2,670	670	—
	$26,843	$1,951	$14,073	$10,820	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the year ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in March 2027.
(3)	Represents future minimum lease payments as of June 30, 2026, under non-cancelable office leases.

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

For additional information see Note 3 in the condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2026 and 2025.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of June 30, 2026, $7.7 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but offsetting interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

10.1‡*	Amendment No. 1 to the Binah Capital Group, Inc. 2024 Equity Incentive Plan
31.1*	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Craig Gould, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2**	Certification of David Shane, Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

‡Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINAH CAPITAL GROUP, INC.

Date: August 13, 2026	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)