Form 10-Q
period 2026-09-30
Binah Capital Group, Inc.
filed 2026-11-12
CIK 1953984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 12, 2026, there were 17,060,131 shares of common stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except for share and per share amounts)

	Unaudited
	September 30, 2026	December 31, 2025
ASSETS
Assets:
Cash, cash equivalents and restricted cash	$13,242	$10,716
Receivables, net:
Commission receivable	11,001	10,441
Due from clearing broker	637	707
Other	1,177	1,261
Property and equipment, net	242	342
Right of use assets	3,125	3,097
Intangible assets, net	408	671
Goodwill	39,839	39,839
Other assets	3,459	3,141

TOTAL ASSETS	$73,130	$70,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$11,473	$13,103
Commissions payable	13,377	12,632
Operating lease liabilities	3,237	3,221
Notes payable, net of unamortized debt issuance costs of $480 and $590 as of September 30, 2026 and December 31, 2025, respectively	16,267	17,679
Promissory notes-affiliates	5,313	5,313

TOTAL LIABILITIES	49,667	51,948

Mezzanine Equity:
Redeemable Series A Convertible Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,681,000 and 1,626,000 shares outstanding at September 30, 2026 and December 31, 2025, respectively	16,229	15,668
Stockholders’ Equity:
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized, 150,000 shares outstanding at September 30, 2026 and December 31, 2025	1,500	1,500
Common stock, $0.0001 par value, 55,000,000 authorized, 17,060,131 and 16,716,000 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	23,221	23,709
Accumulated deficit	(17,612)	(22,496)
Accumulated other comprehensive income (loss)	125	(114)
Total Stockholders’ Equity and Mezzanine Equity	23,463	18,267

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$73,130	$70,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenue from Contracts with Customers:
Commissions	$41,259	$37,370	$119,074	$112,506
Advisory fees	8,145	7,407	22,805	20,948
Total Revenue from Contracts with Customers	49,404	44,777	141,879	133,454
Interest and other income	1,157	1,421	3,899	3,178

Total revenues	50,561	46,198	145,778	136,632

Expenses:
Commissions and fees	40,567	37,202	115,736	110,240
Employee compensation and benefits	4,728	4,679	14,369	13,956
Rent and occupancy	291	286	841	857
Professional fees	138	558	1,118	1,807
Technology fees	776	751	2,370	2,194
Interest	507	534	1,542	1,643
Depreciation and amortization	187	167	457	537
Other	(679)	71	2,218	2,551

Total expenses	46,515	44,248	138,651	133,785

Income before provision for income taxes	4,046	1,950	7,127	2,847

Provision for income taxes	1,400	190	2,242	706

Net income	$2,646	$1,760	$4,885	$2,141

Net income per share basic	$0.13	$0.08	$0.22	$0.06

Net income per share diluted	$0.13	$0.08	$0.22	$0.06

Weighted average shares outstanding: basic	17,060	16,709	16,875	16,638

Weighted average shares outstanding: diluted	17,060	16,720	16,875	16,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,646	$1,760	$4,885	$2,141
Other comprehensive income (loss)
Changes in fair value of cash flow hedge	88	(2)	239	(154)
Total other comprehensive income (loss)	$88	$(2)	$239	$(154)
Comprehensive income	$2,734	$1,758	$5,124	$1,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	For the three and nine months ended September 30, 2026
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
							Additional		Other	Equity and
							Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss)	Equity

Balance January 1, 2026	1,626	$15,668	150	$1,500	16,716	$—	$23,709	$(22,496)	$(114)	$18,267
Issuance of Class A redeemable convertible preferred stock	18	183	—	—	—	—	—	—	—	183

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(366)	—	—	(366)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)

Share based compensation	—	—	—	—	95	—	384	—	—	384

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	76	76

Net income	—	—	—	—	—	—	—	1,901	—	1,901

Balance, March 31, 2026	1,644	$15,851	150	$1,500	16,811	$—	$23,701	$(20,595)	$(38)	$20,419

Issuance of Class A redeemable convertible preferred stock	18	187	—	—	—	—	—	—	—	187

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(374)	—	—	(374)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)

Share based compensation	—	—	—	—	250	—	164	—	—	164

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	75	75

Net income	—	—	—	—	—	—	—	337	—	337

Balance, June 30, 2026	1,662	$16,038	150	$1,500	17,061	$—	$23,465	$(20,258)	$37	$20,782

Issuance of Class A redeemable convertible preferred stock	19	191	—	—	—	—	—	—	—	191

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(382)	—	—	(382)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(26)	—	—	(26)

Share based compensation	—	—	—	—	—	—	164	—	—	164

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	88	88

Net income	—	—	—	—	—	—	—	2,646	—	2,646

Balance, September 30, 2026	1,681	$16,229	150	$1,500	17,061	$—	$23,221	$(17,612)	$125	$23,463

	For the three and nine months ended September 30, 2025
	Class A Redeemable Convertible		Class B Convertible
	Preferred Stock		Preferred Stock		Common Stock
										Total
									Accumulated	Stockholders’
							Additional		Other	Equity and
							Paid-in	Accumulated	Comprehensive	Mezzanine
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2025	1,555	$14,947	150	$1,500	16,603	$—	$22,984	$(23,253)	$—	$16,178

Issuance of Class A redeemable convertible preferred stock	17	174	—	—	—	—	—	—	—	174

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(351)	—	—	(351)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Net income	—	—	—	—	—	—	—	1,033	—	1,033

Balance, March 31, 2025	1,572	$15,121	150	$1,500	16,603	$—	$22,606	$(22,220)	$—	17,007

Issuance of Class A redeemable convertible preferred stock	18	179	—	—	—	—	—	—	—	179

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(358)	—	—	(358)

Dividends - Class B convertible preferred stock	—	—	—	—	—	—	(27)	—	—	(27)

Share based compensation	—	—	—	—	108	—	392	—	—	392

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	(152)	(152)

Net loss	—	—	—	—	—	—	—	(654)	—	(654)

Balance, June 30, 2025	$1,590	$15,300	150	$1,500	16,711	$—	$22,613	$(22,874)	$(152)	$16,387

Issuance of Class A redeemable convertible preferred stock	18	183	—	—	—	—	—	—	—	183

Dividends - Class A redeemable convertible preferred stock	—	—	—	—	—	—	(366)	—	—	(366)

Dividends - Class B convertible preferred stock	—	$—	—	—	—	—	(26)	—	—	(26)

Share based compensation	—	—	—	—	—	—	162	—	—	162

Change in value of cash flow hedge	—	—	—	—	—	—	—	—	(2)	(2)

Net income	—	—	—	—	—	—	—	1,760	—	1,760

Balance, September 30, 2025	1,608	$15,483	150	$1,500	16,711	$—	$22,383	$(21,113)	$(154)	$18,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$4,885	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	528
Deferred income taxes	(209)	(156)
Amortization of debt issuance costs	112	112
Non-cash lease expense	198	472
Share-based compensation	712	555
Changes in operating assets and liabilities:
Due from clearing broker	70	(27)
Commissions receivable	(560)	(1,041)
Other receivables	84	(269)
Other assets	(108)	(487)
Accounts payable and accrued expenses	(1,394)	25
Commissions payable	745	636
Operating lease liabilities	(210)	(442)
Net Cash Provided By Operating Activities	4,714	2,048

Cash Flows From Investing Activities
Purchases of property and equipment	(26)	(55)
Net Cash Used In Investing Activities	(26)	(55)

Cash Flows From Financing Activities
Repayment - notes payable	(1,523)	(1,523)
Dividend Series A - redeemable convertible preferred stock	(561)	(537)
Dividend Series B - redeemable convertible preferred stock	(78)	(80)
Net Cash Used In Financing Activities	(2,162)	(2,140)

Net Change in Cash, Cash Equivalents and Restricted Cash	2,526	(147)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	$10,716	$8,486

Cash, Cash Equivalents and Restricted Cash - End of Period	$13,242	$8,339

Cash Paid During the Period for:
Interest	$1,423	$1,611
Income taxes	$570	$—

Supplemental Disclosure of Non-Cash Financing Activities
For the periods ended September 30, 2026 and 2025, the Company paid in-kind dividends to the Series A Redeemable Convertible Preferred Stock holder in the amount of $561 and $537, respectively.

Supplemental Disclosure of Cash Flow Information
Right of use asset in exchange for operating lease liability	$226	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINAH CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Binah Capital through its wholly-owned subsidiary Wentworth Management Services LLC (dba, Binah Management Services, “BMS”) operates multiple businesses in the financial services industry as follows:

●	PKS Holdings, LLC (“PKSH”) maintains offices in Albany, New York, and branch offices throughout the United States of America, and includes the following entities (collectively, the “PKSH Entities”):
o	Purshe Kaplan Sterling Investments, Inc. (“PKSI”), incorporated in the State of New York, is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).
o	PKS Advisory Services, LLC (“PKSA”), a New York limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	PKS Financial Services, Inc. (dba, Binah Capital Insurance), incorporated in the State of New York, is an insurance entity providing financial services to clients.
o	Representatives Indemnity Company, Inc. (“Repco”), incorporated in the British Virgin Islands, holds a general business insurance license for the purpose of providing professional liability insurance coverage for affiliated entities under BMS.
●	Cabot Lodge Securities LLC maintains offices and branch offices throughout the United States of America and includes the following entities (collectively, the “Cabot Entities”):
o	Cabot Lodge Securities, LLC (“CLS”), a Delaware limited liability company, is a broker-dealer registered with the SEC and is a member of FINRA and SIPC.
o	CL Wealth Management, LLC (“CLWM”), a Virginia limited liability company, is an investment advisory firm, registered with the SEC, which provides advisory services to clients.
o	Wentworth Financial Partners LLC (dba, Binah Financial Partners), a Delaware limited liability company, is an insurance entity providing financial services to clients.
●	PKS Securities Inc. (“PKSS”, f/k/a as Michigan Securities, Inc., d/b/a Broadstone Securities, Inc.) maintains offices in Albany, New York and includes the following entities (collectively, the “PKSS Entities”):
o	PKSS, incorporated in the State of Michigan, is a financial services firm, and is a broker-dealer registered with the SEC and is a member of FINRA.
o	Insurance Audit Agency, Inc. (“IAA”), incorporated in the State of Michigan, is an insurance agency.
●	World Equity Group, Inc. (“WEG”), incorporated in the State of Illinois, is registered as a broker-dealer and investment advisor with the SEC and is a member of FINRA and SIPC. WEG maintains offices in Schaumburg, Illinois and has branch offices throughout the United States of America.
●	During the nine month period ended September 30, 2026, the Company entered into a Unit Purchase Agreement whereby the Company obtained a sixty percent (60%) controlling interest in World Fund Manager, LLC. World Fund Manager, LLC, a Delaware limited liability company, serves as the Manager of Midway Venture Partners, LLC (“MVP”). MVP is a fund whose primary objective is to make pre-IPO investments or growth equity investments, directly or indirectly, in well-positioned specific developmental-stage or later-stage private companies.

1.	ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025. The unaudited condensed consolidated interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026. The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

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

Restricted cash represents cash held by the Company’s lender related to its credit facility. As of September 30, 2026 and December 31, 2025, restricted cash amounted to $0.0 million and $1.0 million, respectively.

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

Financial Instruments – Credit Losses. The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses. FASB ASC 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses are reported in credit loss expense, if applicable. Management believes its risk of loss on currently recorded receivables is minimal and accordingly an allowance for credit losses has been recorded as of September 30, 2026, and December 31, 2025, and January 1, 2025 in the amount of $0.7 million.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment or if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill was recognized for the three and nine months ended September 30, 2026 and 2025.

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

There was no impairment of intangible assets recognized for the three and nine months ended September 30, 2026 and 2025.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740. Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheet in accordance with ASC 740, which established financial accounting and reporting standards for the effects of income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates deferred tax assets and net operating loss carryforwards to determine their recoverability based primarily on the Company’s ability to generate future taxable income. A valuation allowance may be established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations and comprehensive income.

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

For the year ending December 31, 2025, Binah Capital elected to file a consolidated tax return which included all subsidiaries including Binah Capital Corp., BMS, the PKSH Entities, the Cabot Entities, the PKSS Entities and WEG. Therefore, these consolidated financial statements include an income tax provision for all the taxable entities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.

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

Financial Instruments

The Company uses derivative instruments to manage its hedge exposures to cash flow risks. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

Recently Issued Accounting Pronouncements

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The ASU should be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

There was no new accounting pronouncements adopted during the three and nine months ended September 30, 2026 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

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

The following table presents total revenue from contracts with customers disaggregated by investment product for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue From Contracts With Customers	2026	2025	2026	2025
Variable annuities and other insurance commissions	$30,097	$27,532	$85,085	$78,185
Mutual fund commissions	6,926	5,896	20,245	17,431
Securities commissions	3,212	2,981	9,966	8,997
Alternative investments	1,024	961	3,778	7,893
Advisory fees	8,145	7,407	22,805	20,948
Total Revenue From Contracts With Customers	$49,404	$44,777	$141,879	$133,454

The following tables presents sales-based and trailing revenues disaggregated by product category for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales-based (Point in time)	2026	2025	2026	2025
Variable annuities and other insurance commissions	$13,521	$11,208	$36,186	$31,643
Mutual fund commissions	1,275	1,202	4,207	3,267
Securities commissions	3,212	2,981	9,966	8,997
Alternative investments	917	955	3,500	7,717
Total Sales Based Revenues	$18,925	$16,346	$53,859	$51,624

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trailing (Over time)	2026	2025	2026	2025
Variable annuities and other insurance commissions	$16,576	$16,324	$48,899	$46,542
Mutual fund commissions	5,651	4,694	16,038	14,164
Advisory fees	8,145	7,407	22,805	20,948
Alternative investments	107	6	278	176
Total Trailing Revenues	30,479	28,431	88,020	81,830
Total Revenue From Contracts With Customers	$49,404	$44,777	$141,879	$133,454

Contract Balances

The timing of revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. The Company records a contract asset when the Company has recognized revenue prior to payment but the Company’s right to payment is conditional on something other than the passage of time. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenues (a contract liability) until the performance obligations are satisfied. As of September 30, 2026, and December 31, 2025, the Company had receivables from contracts with customers totaling approximately $11.6 million and $11.1 million, respectively. The opening balance of receivables from contracts with customers was approximately $10.1 million as of January 1, 2025. As of September 30, 2026, and December 31, 2025, the Company had no liabilities from contracts with customers.

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

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of September 30, 2026 and December 31, 2025, the outstanding balance under the Term Loan was $16.3 million and $17.7 million, respectively, net of unamortized debt issuance costs.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of September 30, 2026 and December 31, 2025, the amounts outstanding under the Non-Revolving Loan or Letter of Credit was $0.05 million and $0.00 million, respectively. The Letters of Credit were issued to support two office leases. The Letters of Credit are due on demand and carry an interest rate at the same rate as the Term Loan as outlined below.

The Loans (both principal and interest) made by the Lender to BMS is scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to the Term SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of September 30, 2026 and December 31, 2025, the effective interest rate was approximately 7.7% and 7.9%, respectively.

On April 10, 2025, BMS entered into an interest rate swap agreement with a notional amount of $10.0 million in connection with the above-mentioned Credit Agreement. Under the terms of the swap, BMS pays a fixed rate of 3.98% plus four percent (4.00%) and receives a variable interest rate based on SOFR plus 4.00% as defined above. The swap agreement requires monthly payments to be made or received. The swap is designated as cash flow hedge of the variability of the SOFR-based interest payments on $10 million of BMS’s outstanding variable-rate debt.

As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value asset and liability of approximately $0.1 million and $0.2 million, respectively which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (“AOCI”) and included on the condensed consolidated statement of other comprehensive income.

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

The minimum calendar maturities of the Term Loan as of September 30, 2026, are as follows (in thousands):

2026	$507
2027	3,045
2028	3,045
2029	10,150
$16,747

6.	PROMISSORY NOTES – AFFILIATES

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

In connection with the restructuring of these notes, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of September 30, 2026 and December 31, 2025 are $5.3 million. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 million for the three months ended September 30, 2026 and 2025, respectively and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Additionally, the Holdings Series A Stock carries a cumulative dividend at a rate of nine percent (9%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series A Stock at a value of $10 per share. As of September 30, 2026 and December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in-kind dividend in the approximate amount of $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of seven percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of September 30, 2026 and December 31, 2025, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequently.

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

Subject to adjustment as provided in the Plan, the maximum aggregate number of shares of Stock that may be issued under the Plan shall be equal to 1,600,000 shares (the “Base Reserve”) plus an annual increase, effective as of the first day of the Company’s fiscal year beginning in the year following the fiscal year in which the Company’s stockholders approved the Plan and the first day of each subsequent fiscal year through and including the first day of the Company’s fiscal year beginning on the tenth (10th) anniversary of the commencement of such annual increase, equal to the lesser of (i) ten percent (10%) of the number of shares of Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the Board may determine, and such shares shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof. On August 17, 2026, the Company filed a Registration on Form S-8 for the purpose of registering an additional 2,650,000 shares of the Company’s common stock, par value of $0.0001 per share issuable under the Plan. As a result, pursuant to the Amendment No.1 to the Plan the aggregate number of shares of common stock authorized for issuance under the Plan increased to 4,729,671 shares of Common Stock.

Stock Options

The following table summarizes the Company’s stock option activity as of and for the nine months ended September 30, 2026:

Number
of Shares
Outstanding - January 1, 2026	872,500
Granted	—
Exercised	—
Forfeited and Expired	—
Outstanding - September 30, 2026	872,500
Exercisable	613,889
Exercisable and expected to vest September 30, 2026	613,889

9.	SHARE-BASED COMPENSATION (continued)

The following table summarizes information about the outstanding options as of September 30, 2026:

		Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares Outstanding	Price	Life (Years)	Shares Exercisable	Price
$2.04	872,500	$2.04	1.28	613,889	$2.04

Restricted Stock and Stock Units

The following summarizes the Company’s activity in its restricted stock awards and stock units as of and for the nine months ended September 30, 2026:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding - January 1, 2026	112,843	$2.01	500,000	$2.04
Granted	94,828	$2.32	—	$—
Vested	94,828	$2.32	250,000	$2.04
Forfeited	—	—	—	$—
Outstanding - September 30, 2026	207,671	$2.15	250,000	$2.04
Expected to vest - September 30, 2026	207,671	$2.15	—	$—

The Company grants restricted stock awards and restricted stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $0.2 million and $0.7 million of share-based compensation expense related to the vesting of the restricted stock awards and stock options during the three and nine months ended September 30, 2026. As of September 30, 2026, total unrecognized cost for restricted stock units and stock options was $0.6 million, which is expected to be recognized over the remaining period of 0.92 years.

10.	WARRANTS

The following table summarizes the warrants outstanding as of September 30, 2026 and December 31, 2025:

Class of Warrants	Number Outstanding
Warrants	15,147,958

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

The warrants are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. At September 30, 2026 and December 31, 2025, the fair value of the warrant liabilities is approximately $1.0 million and $2.3 million, respectively and is included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2026, included in other expenses on the condensed consolidated statements of operations is unrealized gain on the warrants in the amount of approximately $1.3 million and $1.2 million, respectively. For the three and nine months ended September 30, 2025, included in other expenses on the condensed consolidated statement of operations is unrealized gain on the warrants in the amount of approximately $0.05 million and $0.4 million, respectively.

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

The effective tax rate was approximately 34.6% and 31.5% for the three and nine months ended September 30, 2026. The effective income tax rate was approximately 9.7% and 24.8% for the three and nine months ended September 30, 2025. The effective rates differed from the statutory rate primarily due to state taxes, warrant revaluations, and other permanent differences.

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

The computation of income per share and weighted average of the Company’s common stock outstanding for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income	$2,646	$1,760	$4,885	$2,141
Series A preferred dividends	382	366	1,122	1,075
Series B preferred dividends	26	26	78	80
Net income available to common shareholders	2,238	1,368	3,685	986
Shares for basic and diluted calculation
Average shares used in basic computation	17,060	16,709	16,875	16,638
Dilutive effect of unvested stock units	—	11	—	283
Average shares used in diluted computation	17,060	16,720	16,875	16,921
Earnings per common share
Basic	$0.13	$0.08	$0.22	$0.06
Diluted	$0.13	$0.08	$0.22	$0.06

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive (in thousands).

	Three months ended	Three months ended	Nine Months Ended	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Warrants	15,148	15,148	15,148	15,148
Series A preferred stock	1,681	1,608	1,681	1,608
Series B preferred stock	150	150	150	150
Stock options	873	873	873	873

13.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2026 and December 31, 2025, management of the Company had not been notified by any clearing brokers, nor were they otherwise aware of any potential losses relating to this indemnification.

14.	COMMON STOCK, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company is authorized to issue 57,500,000 shares consisting of the following:

●	2,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, 1,681,000 shares issued and outstanding as of September 30, 2026; and
●	500,000 shares of Series B Preferred Stock, par value $0.0001 per share, 150,000 shares issued and outstanding as of September 30, 2026; and
●	55,000,000 shares of Common Stock, par value $0.0001 per share, 17,060,131 shares issued and outstanding as of September 30, 2026.

15.	NET CAPITAL REQUIREMENTS

The Company operates four registered broker-dealers that are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1). This requires the Company to maintain certain minimum net capital requirements. As of September 30, 2026 and December 31, 2025, all broker-dealers had net capital in excess of the required minimums.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Executive Summary

Financial Highlights

Results for the three and nine-month period ended September 30, 2026 included net income of approximately $2.6 million and $4.9 million, respectively and total revenue of approximately $50.6 million and $145.8 million, respectively, which compares to a net income and total revenue of $1.8 million and $2.1 million, and approximately $46.2 million and $136.6 million, respectively, for the three and nine-month period ended September 30, 2025.

Asset Trends

Total advisory and brokerage assets served were $31.4 billion at September 30, 2026, compared to $29.9 billion at September 30, 2025. Total net new assets were $(0.9) billion and $(2.5) billion for the three and nine-month period ended September 30, 2026, respectively, compared to $(0.2) billion and $(1.3) billion for the same period in 2025.

Net new advisory assets were $(0.1) billion and $0.0 billion for the three and nine-month period ended September 30, 2026, respectively, compared to $0.0 billion and $0.0 billion for the same period in 2025. Advisory assets were $3.3 billion at September 30, 2026, which is an increase of 12.3% as compared to $2.9 billion at September 30, 2025.

Net new brokerage assets were $(0.8) billion and $(2.5) billion for the three and nine-month period ended September 30, 2026, compared to $(0.2) billion and $(1.3) billion for the same period in 2025. Brokerage assets were $28.1 billion at September 30, 2026, up 4.0% from $27.0 billion on September 30, 2025.

Gross Profit Trend

Gross profit, a non-GAAP financial measure, was $10.0 million and $30.0 million for the three and nine-month period ended September 30, 2026, respectively, an increase of 11.1% and 13.9% from $9.0 million and $26.4 million for the same period in 2025. See the “Key Performance Metrics and Non-GAAP Financial Measures” section for additional information on gross profit.

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

Our key operating, business and financial metrics are as follows:

Operating Metric (dollars in billions)	As of September 30,
Advisory and Brokerage Assets	2026	2025
Brokerage assets	$28.1	$27.0
Advisory assets	3.3	2.9
Total Advisory and Brokerage Assets	$31.4	$29.9

	Three Months Ended September 30,		Nine Months Ended September 30,
Net New Assets	2026	2025	2026	2025
Net new brokerage assets	$(0.8)	$(0.2)	$(2.5)	$(1.3)
Net new advisory assets	(0.1)	0.0	0.0	0.0
Total Net New Assets	$(0.9)	$(0.2)	$(2.5)	$(1.3)

	For the three months ended September 30,		For the nine months ended September 30,
Financial Metrics (dollars in millions)	2026	2025	2026	2025
Total revenue	$50.6	$46.2	$145.8	$136.6
Net income	$2.6	$1.8	$4.9	$2.1
Non-GAAP Financial Metrics (dollars in millions)
Gross Profit(1)	$10.0	$9.0	$30.1	$26.4
EBITDA(2)	$4.7	$2.7	$9.1	$5.0
Adjusted EBITDA(2)	$4.9	$2.9	$9.8	$5.6
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

	For the three months ended September 30,		For the nine months ended September 30,
Gross Profit	2026	2025	2026	2025
Total revenue	$50.6	$46.2	$145.8	$136.6
Commission and fees	40.6	37.2	115.7	110.2
Gross Profit	$10.0	$9.0	$30.1	$26.4
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

	For the three months ended September 30,		For the nine months ended September 30,
EBITDA Reconciliation	2026	2025	2026	2025
Net income	$2.6	$1.8	$4.9	$2.1
Interest expense	0.5	0.5	1.5	1.6
Provision for income taxes	1.4	0.2	2.2	0.8
Depreciation and amortization	0.2	0.2	0.5	0.5
EBITDA	4.7	2.7	9.1	5.0
Share-based compensation	0.2	0.2	0.7	0.6
Adjusted EBITDA	$4.9	$2.9	$9.8	$5.6

Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve Board policy. During the third quarter of 2026, Federal Reserve Board policymakers increased interest rates by 0.25% to a target range for the federal funds rate in the 3.75% to 4.00% range. The equity markets increased during the third quarter of 2026 resulting in the S&P 500 increasing approximately 3.0%, bringing the year-to-date performance to approximately 18.8%.

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

Results of Operations

The following presents an analysis of our results of operations for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Revenue from Contracts with Customers:
Commissions	$41,259	$37,370	10.4%	$119,074	$112,506	5.8%
Advisory Fees	8,145	7,407	10.0%	22,805	20,948	8.9%
Total Revenue from Contracts with Customers	49,404	44,777	10.3%	141,879	133,454	6.3%
Interest and other income	1,157	1,421	(18.6)%	3,899	3,178	22.7%
Total revenues	$50,561	$46,198	9.4%	$145,778	$136,632	6.7%

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Expenses:
Commissions and fees	40,567	37,202	9.0%	115,736	110,240	5.0%
Employee compensation and benefits	4,728	4,679	1.0%	14,369	13,956	3.0%
Rent and occupancy	291	286	1.7%	841	857	(1.9)%
Professional fees	138	558	(75.3)%	1,118	1,807	(38.1)%
Technology fees	776	751	3.3%	2,370	2,194	8.0%
Interest	507	534	(5.1)%	1,542	1,643	(6.1)%
Depreciation and amortization	187	167	12.0%	457	537	(14.9)%
Other	(679)	71	(1,056.0)%	2,218	2,551	(13.1)%

Total expenses	46,515	$44,248	5.1%	138,651	$133,785	3.6%

Income before provision for income taxes	4,046	1,950	107.5%	7,127	2,847	150.3%

Provision for income taxes	1,400	190	636.8%	2,242	706	217.6%

Net income	$2,646	$1,760	50.4%	$4,885	$2,141	128.2%

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

The Company is principal for the commission revenue, as it is responsible for the execution of the clients’ purchases and sales and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenue is reported on a gross basis. See Note 3 - Revenues From Contracts with Customers within the notes to the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2026, and 2025 for further details regarding our commission revenue by product category.

The following tables sets forth the components of our commission revenue for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	For the three-month periods ended September 30,
	2026	2025	$ Change	% Change
Sales-based	$18,925	$16,346	2,579	15.8%
Trailing	22,334	21,024	1,310	6.2%
Total commission revenue	$41,259	$37,370	3,889	10.4%

	For the nine-month periods ended September 30,
	2026	2025	$ Change	% Change
Sales-based	$53,859	$51,624	2,235	4.3%
Trailing	65,215	60,882	4,333	7.1%
Total commission revenue	$119,074	$112,506	6,568	5.8%

Sales-based revenue increased by approximately $2.6 million and increased approximately $2.2 million or 15.8% and 4.3% for the three and nine-month periods ended September 30, 2026, respectively, as compared to 2025. Trailing based revenue increased by approximately $1.3 million and $4.3 million or 6.2% and 7.1% for the three and nine-month periods ended September 30, 2026, respectively, as compared to 2025. The increase in sales-based revenue for the three and nine-month period ended September 30, 2026 is primarily related to an increase in the sales of insurance products. The increase in trailing-based revenues is due to the increase in trail-based assets resulting from positive market volatility and positive net asset flows. Commission revenue is generated from brokerage assets. The following tables summarize the brokerage assets as of September 30, 2026 and 2025 (in billions):

	As of September 30,
	2026	2025
Brokerage Assets	$28.1	$27.0

Included in the brokerage assets above are trail-eligible assets as follows (in billions):

	As of September 30,
	2026	2025
Trail-Eligible Assets	$23.1	$18.5

The following table summarizes activity impacting brokerage assets for the periods ended (in billions):

	For the three months ended September 30,		For the nine months ended September 30,
Net Flows-Brokerage Assets	2026	2025	2026	2025
Balance – beginning of period	$28.3	$25.1	$27.0	$24.5
Net new brokerage assets(1)	$(0.8)	$(0.2)	$(2.5)	$(1.3)
Market impact(2)	$0.6	$2.1	$3.6	$3.8
Balance – End of period	$28.1	$27.0	$28.1	$27.0
(1)	Net new brokerage assets consist of total client deposits less client withdrawals from brokerage accounts, plus dividends, plus interest.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Advisory fees increased by approximately 10.0% and 8.9% for the three and nine month periods ended September 30, 2026, respectively, as compared to the same period in September 30, 2025, due to positive returns in the market from the period September 30, 2025 to the period ending September 30, 2026.

The following tables summarizes the advisory assets as of September 30, 2026 and 2025 (in billions):

	As of September 30,
	2026	2025
Advisory Assets	$3.3	$2.9

The following table summarizes activity impacting advisory assets for the periods ended (in billions):

	For the three months ended September 30,		For the nine months ended September 30,
Net Flows-Advisory Assets	2026	2025	2026	2025
Balance – beginning of period	$3.3	$2.7	$2.9	$2.5
Net new brokerage assets(1)	$(0.1)	$0.0	$0.0	$0.0
Market impact(2)	$0.1	$0.2	$0.4	$0.4
Balance – End of period	$3.3	$2.9	$3.3	$2.9
(1)	Net new advisory assets consist of total client deposits less client withdrawals from custodial accounts, plus dividends, plus interest, minus advisory fees.
(2)	Market impact is the difference between the beginning and ending asset balances less the net new asset amounts, representing the implied growth or decline in asset balances due to market change over the same period of time.

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

Interest and other income remained relatively stable during the three-month period ended September 30, 2026 as compared to same period in the prior year, decreasing by $0.3 million. The increase in interest and other income for the nine-month period ended September 30, 2026, compared to 2025 is related to a gain contingency that was realized during the first quarter of 2026 in the amount of $0.7 million.

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

The following table sets forth our payout rate, which is a statistical or operating measure and monitored to review that such costs of revenue remain consistent on a period over period basis:

	For the three months ended September 30,
	2026	2025	Change
Payout range	82.11%	83.08%	(0.98)%
	For the nine months ended September 30,
	2026	2025	Change
Payout range	81.57%	82.61%	(1.03)%

For the three and nine-month periods ended September 30, 2026, the payout rate approximates the pay-out rate as compared to the same periods in 2025.

Employee compensation and benefits

Employee compensation and benefits includes salaries, wages, benefits and related taxes for our employees.

Employee compensation and benefits has remained stable during the three and nine month periods ended September 30, 2026 increasing by approximately $0.1 million for the three months ended September 30, 2026 and increasing by approximately $0.4 million for the nine months ended September 30, 2026 as compared to September 30, 2025.

Rent and occupancy

Rent and occupancy remained relatively consistent for the three and nine-month period ended September 30, 2026 as compared to the same periods in 2025.

Professional fees

Professional fees includes costs incurred related to legal and accounting services. Professional fees for the three and nine-month period ended September 30, 2026 as compared to same period in 2025 decreased by approximately $0.4 million and $0.7 million, respectively, representing the stabilization of the professional fees associated with operating as a public company.

Technology fees

Technology fees primarily represent infrastructure costs that support the Company’s technology and communications costs. Technology fees were flat for the three month period ended September 30, 2026 and increased by approximately $0.2 million for the nine month period ended September 30, 2026.

Interest expense

Interest expense primarily includes interest associated with the Company’s credit facility and other debt obligations. Interest expense decreased by $0.02 million and $0.1 million for the three and nine month period ended September 30, 2026, respectively, as compared to the same period in 2025 resulting from the decrease in the interest rate associated with our senior credit facility.

Depreciation and amortization

Depreciation and amortization relates to the use of property, equipment and leasehold improvements. Amortization also includes the amortization related to certain intangible assets.

Other expense

Other expense includes insurance, travel-related expenses, office expenses, marketing and other miscellaneous expenses. Additionally included in other expenses includes the unrealized gain related to the warrant liability, which for the three and nine months ended September 30, 2026 amounted to approximately $1.3 million and $1.2 million, respectively as compared to unrealized gain of $0.05 million and $0.4 million for the three and nine months ended September 30, 2025.

Provision for Income Taxes

Our effective income tax rate was approximately 34.6% for the three-month period ended September 30, 2026 and 31.5% for the nine-month period ended September 30, 2026 as compared to 9.7% and 24.8% for the same periods in 2025. The change in our effective tax rate was related to the increase in net income generated for the three-month period ended September 30, 2026 and an increase in net income, changes in state taxes, warrant revaluations, and other permanent differences for the nine-month period ended September 30, 2026.

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

Sources of Liquidity

As of September 30, 2026, we had $16.3 million outstanding under our Credit Agreement with Byline Bank, net of unamortized debt issuance costs. The associated debt facilities are as follows:

Byline Bank

On December 23, 2024 (the “Credit Agreement Closing Date”), BMS, entered into a Credit Agreement (the “Credit Agreement”) with Byline Bank, as lender (the “Lender”), pursuant to which the Lender agreed, at the BMS’s request, to (i) make to BMS a term loan in the original principal amount of $20.3 million (the “Term Loan”), which was funded on the Credit Agreement Closing Date; (ii) make to BMS, from time to time, certain non-revolving loans (the “Non-Revolving Loans”) in an aggregate principal amount of up to $1.0 million (the “Non-Revolving Loan Commitment”), to be funded through, but excluding, the Maturity Date (as defined below); and (iii) issue to BMS, from time to time, letters of credit (the “Letters of Credit” and together with the Term Loan and Non-Revolving Loans, the “Loans”) until the earliest to occur of (a) the one year from the Credit Agreement Closing Date and (b) the date on which the Non-Revolving Loans are fully drawn. As of September 30, 2026 and December 31, 2025, the outstanding balance on the Term Loan was $16.3 million and $17.7 million, net of unamortized debt issuance costs, respectively.

Under the terms of the Credit Agreement, to the extent that BMS requests a Letter of Credit, the Non-Revolving Loan Commitment shall be permanently reduced in an amount equal to the amount of such Letter of Credit. The Non-Revolving Loans may not be requested by BMS and may only be advanced in connection with a repayment of a Letter of Credit (“LC Payment”). As of September 30, 2026 and December 31, 2025, the amounts outstanding under the Non-Revolving Loan or Letter of Credit was $0.05 million and $0.00 million, respectively. The Letters of Credit were issued to support two office leases. The Letters of Credit are due on demand and carry an interest rate at the same rate as the Term Loan as outlined below.

The Loans (both principal and any remaining unpaid interest) made by the Lender to BMS are scheduled to mature and become immediately due and payable in full on December 23, 2029 (“Maturity Date”). The obligations under the Credit Agreement shall bear interest (i) as to the Term Loan, a per annum variable interest rate equal to the Applicable Margin (as defined in the Credit Agreement) plus the greater of (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) and (y) one percent (1.00%) (the “Term Loan Interest Rate”); (ii) as to the Non-Revolving Loans or any reimbursement obligations relating to a Letter of Credit, at an interest rate equal to SOFR plus four percent (4.00%) per annum; and (iii) if any other obligations is created under the Loan Documents (as defined in the Credit Agreement), at the Term Loan Interest Rate. As of September 30, 2026 and December 31, 2025, the effective interest rate was approximately 7.7% and 7.9%, respectively.

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

As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value asset and liability of $0.1 million and $0.2 million, respectively and included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company has adopted the shortcut method allowing it to assume perfect hedge effectiveness. Changes in the effective portion of the swap’s fair value are recognized in accumulated other comprehensive income (loss) (“AOCI”) and included on the condensed consolidated statement of other comprehensive income.

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

The minimum calendar year payments and maturities of the Term Loan as of September 30, 2026 were as follows (in thousands):

2026	$507
2027	3,045
2028	3,045
2029	10,150
$16,747

Series A Redeemable Convertible Preferred Stock

On March 15, 2024 (the “Funding Date”), the Company and BMS entered into a Subscription Agreement with an investor for the purchase of 1,500,000 shares of Holdings’ Series A Redeemable Convertible Preferred Stock (the “Holdings Series A Stock”) in a private placement at $9.60 per share, for an aggregate purchase price of $14.4 million (the “Series A PIPE”). The Holdings Series A Stock may be converted into shares of Holdings Common Stock after the second anniversary of the closing of the Series A PIPE, which such conversion shall initially be 1.5 shares of Holdings Common Stock for each share of Series A Convertible Preferred Stock, subject to certain adjustments provided in the Certificate of Designations.

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

As of September 30, 2026 and December 31, 2025, the Company accrued 50% of the dividend to be paid in cash in the approximate amount of $0.2 million and paid an in - kind dividend in the approximate amount $0.2 million.

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

Additionally, the Holdings Series B Stock carries a cumulative dividend at a rate of seven percent (7%) per annum, payable and compounded quarterly on the last day of each quarter. At the discretion of Holdings, the payment may be made in cash or up to 50% of the amount due, in duly authorized, validly issued, fully paid and non-assessable share of Holdings Series B Stock at a value of $10 per share. As of September 30, 2026 and December 31, 2025, included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated statements of financial condition is an accrued dividend in the amount of $0.03 million that was paid subsequently.

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

In connection with the restructuring of these notes, the Company paid approximately $3.4 million on these notes. In addition to the paydown, the noteholders (all of whom are stockholders and/or key employees) agreed to forgive the remaining accrued but unpaid interest of approximately $3.8 million and entered into new promissory notes in the principal amount of approximately $5.3 million in the aggregate. The amounts outstanding as of September 30, 2026 and December 31, 2025 was $5.3 million. The terms of these new promissory notes provide for maturity on May 15, 2027 and carries an interest rate of Prime plus 1.00%, but no less than 7.50% per annum. Related interest expense was approximately $0.1 million for the three months ended September 30, 2026 and 2025 and $0.4 million for the nine months ended September 30, 2026 and 2025.

Cash Flows

The following table sets forth a summary of cash flows for the nine-month periods ended September 30, 2026 and 2025:

(in thousands)	2026	2025
Net cash provided by operating activities	$4,714	$2,048
Net cash used in investing activities	(26)	(55)
Net cash used in financing activities	(2,162)	(2,140)
Net change in cash flows	$2,526	$(147)

Cash Flows from Operating Activities. Net cash provided by operating activities was $4.7 million for the nine-month period ended September 30, 2026, compared to net cash provided by of $2.0 million for the nine-month period ended September 30, 2025, representing an increase of approximately $2.7 million or 130%. The increase was primarily attributable to the increase in the net income of approximately $2.7 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine-month period ended September 30, 2026, was comparable to the same period in 2025.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $2.2 million for the nine-month period ended September 30, 2026, which is comparable to cash used in financing activities of approximately $2.1 million for the nine-month period ended September 30, 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2026:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations	(in thousands)
Long-term debt obligations (1)	$16,747	$507	$6,090	$10,150	$—
Promissory notes - affiliates (2)	5,313	—	5,313	—	—
Operating lease obligations (3)	4,276	936	2,670	670	—
	$26,336	$1,443	$14,073	$10,820	$—
(1)	Represents principal obligations related to the Byline Credit Agreement that was entered into during the year ended December 31, 2024.
(2)	Represents the obligations under the amounts due to certain sellers of the PKSH entities. The notes mature in May 2027.
(3)	Represents future minimum lease payments as of September 30, 2026, under non-cancelable office leases.

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

Revenue Recognition

Revenues from contracts with customers are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Management exercises judgment in determining whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenue on a net basis). For additional information see Note 3 in the condensed consolidated financial statements as of and for the three and nine-months periods ended September 30, 2026 and 2025.

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

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of September 30, 2026, $6.7 million of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income, given revenue generated by our share of the interest earned in our clients’ cash balances held at our clearing brokers, which is generally subject to the same, but offsetting interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

BINAH CAPITAL GROUP, INC.

Date: November 12, 2026	By:	/s/ Craig Gould
	Name:	Craig Gould
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David Shane
	Name:	David Shane
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)